Form 10-K
period 2023-12-31
MINERALS TECHNOLOGIES INC
filed 2024-02-16
CIK 891014

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of July 2, 2023, the aggregate market value of the voting stock held by non-affiliates of the Registrant (based upon the closing price at which the stock was sold as of June 30, 2023) was approximately $1.3 billion. Solely for the purposes of this calculation, shares of common stock held by officers, directors and beneficial owners of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 5, 2024, the Registrant had outstanding 32,362,702 shares of common stock, all of one class.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2024 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

MINERALS TECHNOLOGIES INC.
2023 FORM 10-K ANNUAL REPORT

PART I

Item 1.  Business

Minerals Technologies Inc. (together with its subsidiaries, the “Company”, “we”, “MTI”, “us” or “our”) is a leading, technology-driven specialty minerals company that develops, produces, and markets a broad range of mineral and mineral-based products, related systems and services.  The Company serves globally a wide range of consumer and industrial markets, including household and personal care, paper and packaging, food and pharmaceutical, automotive, construction, steel and foundry, environmental, and infrastructure.

In the first quarter of 2023, the Company realigned its business reporting structure into two segments to better align our business and technologies with our customers and end markets and create a more efficient and effective management structure which reflects the way performance is evaluated and resources are allocated.

At December 31, 2023, the Company reported our operations in the following two reportable business segments under which we managed our operations, assessed performance and reported earnings: Consumer & Specialties and Engineered Solutions.

●
The Consumer & Specialties segment serves consumer end markets directly with mineral-to-market finished products and also provides specialty mineral-based solutions and technologies that are an essential component of our customers’ finished products.

●
The Engineered Solutions segment serves industrial end markets with engineered systems, mineral blends, and technologies that are designed to improve our customers’ manufacturing processes and projects.

The Company is focused on executing our growth strategy of expanding our business into faster-growing markets and geographies and strengthening our leadership positions in existing markets.  In addition, the Company maintains a research and development focus by accelerating the development of advanced new products and technologies to satisfy the changing customer requirements and creating market opportunities.

The following table sets forth the percentage of our revenues generated from each segment for each of our last three fiscal years:

	2023	2022	2021
Percentage of Net Sales
Consumer & Specialties	54%	53%	52%
Engineered Solutions	46%	47%	48%
Total	100%	100%	100%

See Note 21 to the Consolidated Financial Statements for additional details on our two business segments.

CONSUMER & SPECIALTIES SEGMENT

The Consumer & Specialties segment provides technologically enhanced products to consumer-driven end markets, including mineral-to-market household products, as well as specialty additives that become functional components in a variety of consumer and industrial goods.  This segment includes two product lines:  Household & Personal Care and Specialty Additives

Household & Personal Care Products and Markets

The Household & Personal Care product line delivers  mineral-to-market products to a variety of consumer-oriented markets, including pet litter, personal care, fabric care, edible oil and other fluid purification, animal health, and agricultural.  The core technology used in this product line is called, “Functional Additives,” which is the use of unique minerals and additives to deliver functionality to our products and our customers’ products. The principal products of this product line are marketed under various registered trade names, including PREMIUM CHOICE®, VitaLife®, Sivocat®, RAFINOL® and ENERSOL®.

The Company’s cat litter products include sodium bentonite-based scoopable (clumping), traditional and alternative cat litters sold to grocery and drug stores, mass merchandisers, wholesale clubs and pet specialty stores throughout North America, Europe, and Asia. The Company’s scoopable products’ clump-forming capability traps urine, thereby reducing waste by allowing for easy removal of only the odor-producing elements from the litter box. The Company is a provider of private-label cat litter to retail partners, as well as a provider of bulk cat litter to national brands and other private label packaging companies. The Company’s internal transportation group provides logistics services and is a key component of our capability in supplying customers on a national basis. The Company has completed acquisitions of several cat litter manufacturers over the past 5 years in both the European and North American markets.

The Company also manufactures personal care products consisting of polymer delivery systems and purified grades of bentonite ingredients for sale to manufacturers of skin care products for anti-aging, anti-acne and body care. The polymers are used to deliver high-value active ingredients and the bentonite-based materials act as thickening, suspension, and dispersion agent emollients for topical skin care formulations. The Company has been a market leader in retinol-based delivery systems and supplies liquid retinoid products.  Products range from ingredient sales to fully formulated finished goods.

The Company supplies fabric care products and additives consisting of high-grade, agglomerated bentonite and other mineral additives that perform as softening agents in certain powdered-detergent formulations or act as carriers for colorants, surfactants, and fragrances. These fabric care products are formulated to adapt to our customers’ changing technical requirements.

In addition, the Company produces several other bentonite and leonardite-based proprietary solutions for consumer and industrial applications, such as:

•	Natural bentonite feed additives to improve animals’ digestive health through gastrointestinal binding of mycotoxins.
•	Filtration media for edible oil, biofuels, and beverages where the Company’s unique mineral reserves and differentiated process targets removal of specific contaminants.
•	Agricultural products to improve plant harvests, plant health and soil that enhance crop yield.
•	Advanced performance additives, including organoclays, used in flame retardants, plastic packaging, rubber mold release, paints, coatings and ink manufacturing processes.
The Company’s Household & Personal Care net sales were $517.6 million, $476.2 million and $383.7 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Specialty Additives Products and Markets

The Specialty Additives product line delivers mineral additives to a variety of consumer and industrial end markets, including paper and packaging, food and pharmaceutical, sealants and adhesives, paints and coatings, and plastics. The core technology used in this product line is called, “Crystal Engineering,” which involves proprietary processes to synthesize crystal type, size, and morphology to achieve specific functionality.

The Company manufactures customized Precipitated Calcium Carbonate (PCC) and Ground Calcium Carbonate (GCC) products using proprietary processes for the paper, paperboard and fiber based packaging industry. Each product is designed to provide optimum balance of paper properties including brightness, opacity, bulk, strength, and improved printability. The majority of the Company’s sales of PCC are to papermakers from “satellite” PCC plants.  A satellite PCC plant is a PCC manufacturing facility located near a paper mill thereby eliminating costs of transporting PCC from remote production sites to the paper mill.  The Company believes the competitive advantages offered by improved economics and superior optical characteristics of paper produced with PCC manufactured by the Company’s satellite PCC plants resulted in substantial growth in the number of the Company’s satellite PCC plants since the first such plant was built in 1986.

The Company’s research and development and technical service staff focuses on expanding sales from its existing and potential new satellite plants, as well as, developing new technologies for new applications. These technologies include, among others, OPACARB® PCC, a family of products for paper coating, our FulFill® family of products, a system of high-filler technologies that offers papermakers a variety of efficient, flexible solutions which decrease dependency on natural fibers, and NewYield® and ENVIROFIL®, innovative technologies that convert paper and pulp mill waste streams into functional pigments for filling paper.

The Company owns, operates and maintains all of its satellite facilities and owns or licenses the related technology. Generally, the Company and its paper mill customers enter into long-term evergreen agreements, initially ten to fifteen years in length, pursuant to which the Company supplies substantially all of the customer’s requirements. The Company is generally permitted to sell to third-parties products produced at a satellite plant in excess of the host paper mill’s requirements.

The Company estimates that the paper packaging market is approximately three times the size of the printing and writing paper market.  Growth in the paper packaging segment is driven by growth trends in consumption, e-commerce and demand for sustainable packaging solutions. The Company offers mineral solutions for filler and coating applications in both the containerboard and cartonboard packaging.

The Company also produces and sells a full range of specialized PCC products on a merchant basis for non-paper applications, including surface-treated and untreated grades of PCC to the polymer industry for use in automotive and construction applications, and to the adhesives and printing inks industries. The Company’s PCC is also used by the food and pharmaceutical industries as a source of calcium in tablets and food applications, as a buffering agent in tablets, and as a mild abrasive in toothpaste.

In addition, the Company mines and processes GCC products at its reserves in the eastern and western parts of the United States. GCC is used and sold in the construction, automotive and consumer markets in addition to the packaging applications.  Our high-quality limestone and, dolomitic limestone are defined primarily by the chemistry and color characteristics of the ore bodies. Ore samples are analyzed by x-ray fluorescence (XRF) and other techniques to determine purity and more generally by Hunter brightness measurement to determine dry brightness and the Hunter yellowness (b) value. We serve multiple markets from each of our operations, each of which has different requirements relating to a combination of chemical and physical properties.

The Company has also mined, beneficiated and processed talc through its Barretts Minerals Inc. (“BMI”) subsidiary.  In the fourth quarter of 2023, BMI filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code, and BMI was deconsolidated from our consolidated financial statements. See Note 17 to the consolidated financial statements.

The Company’s Specialty Additives net sales were $642.6 million, $648.4 million and $578.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.

ENGINEERED SOLUTIONS SEGMENT

The Engineered Solutions segment provides advanced process technologies and solutions that are designed to improve our customers’ manufacturing processes and projects.  This segment includes two product lines: High-Temperature Technologies and Environmental & Infrastructure.

High-Temperature Technologies Products and Markets

The High-Temperature Technologies product line delivers mineral-based blends, technologies, and systems to the foundry, steel, glass, aluminum and other high-temperature processing industries. The core technology used in this product line is called, “Engineered Blends,” which is the development of tailored blends of specific minerals and additives to enhance customer processes and product performance.

This product line produces custom-blended mineral and non-mineral products to strengthen sand molds for casting auto parts, farm and construction equipment, oil and gas production equipment, power generation turbine castings and rail car components.  These products help our customers in the foundry and casting industry to improve productivity by reducing scrap from metalcasting defects and poor surface quality. The ADDITROL® blends also improve the efficiency and recycling of sand blends in mold sand systems by lowering clay consumption and improve air quality by reducing volatile organic compound emissions.  Our mine to mold operational capability has resulted in providing a consistent high-quality product, technical support and reliable on-time delivery service valued by our customers.

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

The Company also offers a broad range of monolithic and pre-cast refractory products and related systems and services.

The Company’s proprietary application equipment is used to apply refractory materials to the walls of steel-making furnaces and other high temperature vessels to maintain and extend their useful life. MINSCAN® allows for remote-controlled application of the Company’s refractory products in steel-making furnaces, as well as in steel ladles. Since the steel-making industry is characterized by intense price competition, which results in a continuing emphasis on increased productivity, these application systems and the technologically advanced refractory materials developed in the Company’s research laboratories have been well accepted by the Company’s customers. These products allow steel makers to improve their performance through, among other things, the application of monolithic refractories to furnace linings while the furnace is at operating temperature, thereby eliminating the need for furnace cool-down periods and steel-production interruption. The result is a lower overall cost for steel produced by steel makers.

The Company sells the following refractory products:

•	Gunnable monolithic refractory products and application systems to users of basic oxygen furnaces and electric arc furnaces for application on furnace walls to prolong the life of furnace linings.
•	Monolithic refractory materials and pre-cast refractory shapes for iron and steel ladles, vacuum degassers, continuous casting tundishes, blast furnaces and reheating furnaces.
•	Refractory shapes and linings to the glass, cement, aluminum, petrochemicals, power generation and other non-steel industries.

Refractory product sales are often supported by Company-supplied proprietary application equipment, laser measurement systems and on-site technical service support. The Company’s technical service staff and application equipment assist customers to achieve desired productivity objectives. The Company’s technicians are also able to conduct laser measurement of refractory wear, sometimes in conjunction with robotic application tools, to improve refractory performance at many customer locations. The Company believes that these services, together with its refractory product offerings, provide it with a strategic marketing advantage. The Company also produces a number of other technologically advanced products for the steel industry, including calcium metal, metallurgical wire products and a number of metal treatment specialty products.

The Company also produces a specialized line of carbon composites and pyrolitic graphite sold under the PYROID® trademark, primarily to the aerospace and electronics industries.

The Company’s High-Temperature Technologies net sales were $720.9 million, $702.5 million and $642.7 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Environmental & Infrastructure Products and Markets

The Environmental & Infrastructure product line provides environmental, construction and remediation solutions. These include geosynthetic clay lining systems, vapor intrusion mitigation products, sub surface waterproofing systems, green roofs, wastewater remediation and drinking water purification technologies as well as drilling products for both the construction/infrastructure markets as well as the oil and gas exploration and production industries. The core technology used in this product line is called, “Particle Surface Modification,” which is the modification of the outer layer of our minerals through chemistry.

The Company’s geosynthetic clay lining systems are marketed under the RESISTEX® and BENTOMAT® trade names principally for lining and capping landfills, mine waste disposal sites, industrial waste storage sites, such as bauxite residue and coal ash waste. The Company also provides associated geosynthetic materials for these applications, including geotextiles and drainage geocomposites. The vapor intrusion mitigation applications include specialized technologies to prevent gas vapor intrusion in new building construction. Products offered include Liquid Boot®, a spray applied vapor barrier system that works as a stand alone or in conjunction with various membrane systems to provide best in class performance.

Additionally, the Company offers a wide variety of both active and passive waterproofing and greenroof technologies for use in protecting structures from groundwater intrusion. Our products include VOLTEX®, a waterproofing composite comprised of two polypropylene geotextiles needle punched around a sodium bentonite core. Similarly, ULTRASEAL®, an advanced membrane product built around unique active polymer core; and COREFLEX®, our award winning active polymer core and heat welded PVC membrane for protection of critical infrastructure. The newest offering we have in this space is VINTEGRA®, a product that takes our proven active polymer core and layers it between an EVOH membrane that provides the highest level of both gas and water vapor protection. VINTEGRA® is available as both an active and passive system.  In addition to these membrane products, we also provide a variety of sealants and other accessories required to create a functional waterproofing system. The end-users of these products are specialty subcontractors trained by the company in the proper installation of all of our products.

The Company is also well known in the environmental remediation industry providing technologies that address a variety of complex and aggressive contaminants in soil, groundwater,  and marine sediment. These products are marketed under the ORGANOCLAY® trade name. The reactive capping technologies and solutions containing ORGANOCLAY®  are used to effectively contain residual contamination and to reduce costs associated with ex-situ remedies.  Products offered include REACTIVE CORE-MAT™, an in-situ sediment capping material and QUIKSOLID®, a super absorbent media. The Company also specializes in treating soil, groundwater, landfill leachate, surface waters and drinking water sources contaminated with Per-and polyfluoroalkyl substances (PFAS) and Perfluorooctane sulfonate (PFOS) under the FLUORO-SORB® trade name.

Drilling Products are used in environmental and geotechnical drilling applications, horizontal directional drilling, mineral exploration and foundation construction, as well as in oil and gas well drilling. Bentonite imparts thickening and suspension properties that facilitate the transport of rock cuttings to the surface during the drilling process. It also contributes to a drilling fluid’s ability to lubricate the drill bit and coat the underground formations to prevent hole collapse and drill-bit seizing. Our primary trademark for this application is the trade name PREMIUM GEL®.

Additionally, within this product line, the Company provides offshore filtration and well testing services to improve the production, cost, compliance, and environmental impact of activities performed globally in the oil and gas industry. The composition of customers relating to these services varies from year to year and is significantly dependent on the type of activities each customer is undertaking within the year, regulations, and overall dynamics of the oil and gas industry.

The Company’s Environmental & Infrastructure net sales were $288.8 million, $298.4 million and $253.0 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Marketing and Sales

The Company relies principally on its worldwide direct sales force to market its products. The direct sales force is augmented by technical service teams that are familiar with the industries to which the Company markets its products, and by several regional distributors. The Company’s sales force works closely with the Company’s technical service staff to solve technical and other issues faced by the Company’s customers.

In the Consumer & Specialties segment, the Company’s commercial sales team sells our private-label cat litter to retail partners, as well as to national brands and other private label packaging companies. In addition, the Company’s sales team and technical services staff assist paper producers in ongoing evaluations of the use of PCC for paper coating and filling applications as well as PCC and GCC use in the packaging, automotive, construction and household goods markets.

In the Engineered Solutions segment, the Company relies on industry-specialized technically oriented salespersons. These sales teams provide expertise to educate our customers on the bentonite blend properties and to aid them in producing castings efficiently. Certain other products are distributed through networks of distributors and representatives, who warehouse specific products at strategic locations. In addition, the Company’s technical service personnel advise on the use of refractory materials, and, in many cases pursuant to service agreements, apply the refractory materials to the customers’ furnaces and other vessels. Our staff includes sales professionals and technical support engineers who analyze the suitability of our products in relation to the customer’s specific application and the conditions that products will endure or the environment in which they will operate.

The continued use of skilled technical service teams is an important component of the Company’s business strategy. The Company works closely with its customers to ensure that their requirements are satisfied, and it often trains and supports customer personnel in the use of the Company’s products. The Company oversees domestic marketing and sales activities principally from Bethlehem, Pennsylvania and Hoffman Estates, Illinois, and from regional sales offices located elsewhere in the United States. The Company’s international marketing and sales efforts are directed from regional centers located in India, the United Kingdom, Brazil,  Germany, Turkey, Japan and China. The Company believes that its worldwide network of sales personnel and manufacturing sites facilitates continued international expansion.

Raw Materials

The Company depends in part on having an adequate supply of raw materials for its manufacturing operations, particularly lime and carbon dioxide for the Specialty Additives product line, and magnesia and alumina for the High-Temperature Technologies’ operations. We also depend on having an adequate supply of bentonite, leonardite and limestone. Supplies of bentonite, leonardite and limestone are provided through the Company’s own mining operations and we depend on having adequate access to ore reserves of appropriate quality at such mining operations.

The Company uses lime in the production of PCC and is a significant purchaser of lime worldwide. Generally, the lime utilized in our business is readily available from numerous sources and we purchase lime under long-term supply contracts from unaffiliated suppliers located in close geographic proximity to the Company’s PCC plants. We currently supply some quantities of lime to third parties that are in close proximity to our Adams plant and could supply small quantities of lime to certain of our PCC satellite facilities that are in close geographic proximity to the Adams plant. Carbon dioxide is readily available in exhaust gas from the host paper mills, or other operations at our merchant facilities.

The principal raw materials used in the Company’s monolithic refractory products are refractory-grade magnesia and various forms of alumina silicates. Approximately 54% of the Company’s magnesia requirements were purchased from sources in China over the past five years. The price and availability of bulk raw materials from China are subject to fluctuations that could affect the Company’s sales to its customers. In addition, the volatility of transportation costs has also affected the delivered cost of raw materials imported from China to North America and Europe. The Company has developed alternate sources of magnesia over the past few years that have diversified our supply of magnesia. The amount sourced from China and other locations can vary from year to year depending upon price and availability from each source. The alumina we utilize in our business is readily available from numerous sources. The Company also purchases calcium metal, calcium silicide, graphite, calcium carbide and various alloys for use in the production of metallurgical wire products and uses lime and aluminum in the production of calcium metal.

In addition to bentonite and leonardite provided through our mining operations, our High-Temperature Technologies segment’s principal raw materials are coal, soda ash, chromite, and woven and unwoven polyester material, all of which are readily available from numerous sources.

Mineral Reserves and Mining Process

The Company relies on access to bentonite reserves. The Company has reserves of sodium and calcium bentonite at various locations in the U.S., including Wyoming, South Dakota and Alabama, as well as in Australia, China, Slovakia, and Turkey. Through the Company’s affiliations and joint ventures, the Company also has access to bentonite deposits in India and Mexico. The Company owns or controls the properties on which the bentonite reserves are located through long-term leases, royalty agreements (including easement and right of way agreements) and patented and unpatented mining claims. No single or group of mining claims or leases is significant or material to the financial condition or operations of our Company or our segments.

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

The Specialty Additives product line is supported by the Company’s limestone reserves located in the western and eastern parts of the United States. The Company generally owns and surface mines these reserves and processes its products at nearby processing plants.

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

Competition

The Company is continually engaged in efforts to develop new products and technologies and refine existing products and technologies in order to remain competitive and to position itself as a market leader. The company is a world leader in bentonite and PCC.

The Company competes on the basis of product quality, service, technical support, price, product availability and logistics. There are numerous major producers of competing products and various regional suppliers in the areas the Company serves. Within the Consumer & Specialties segment, the Company is a global leader in private label cat litter, North America bulk  clumping cat litter and European premium cat litter. With respect to its PCC products, the Company competes for sales to the paper and packaging industry with other minerals, such as GCC and kaolin, based in large part upon technological know-how, patents and processes that allow the Company to deliver PCC that it believes imparts gloss, brightness, opacity and other properties to paper and packaging on an economical basis. The Company is the leading manufacturer and supplier of PCC to the paper industry and specialty PCC in North America. The Company competes in sales of its limestone based primarily upon quality, price, and geographic location.

With respect to the Company’s High-Temperature Technologies products, competitive conditions vary by geographic region. Competition is based upon the performance characteristics of the product (including strength, consistency, thermal durability and ease of application), price, and the availability of technical support. The company is the world’s largest producer and supplier of Green Sand Bonds, as well as the leader in monolithic refractories and solid core calcium wire in North America.

With respect to the Environmental & Infrastructure product line, the Company competes with geosynthetic clay liner manufacturers worldwide, several suppliers of alternative lining technologies, and providers of soil and environmental remediation solutions and products. In addition, the filtration and well-testing products compete with other oil and gas services companies. In building materials applications, the Company competes in a highly fragmented market comprised of a wide variety of alternative technologies. A number of integrated bentonite companies compete with the Company’s drilling products.

Seasonality

Some of our products in the Engineered Solutions segment, within the Environmental & Infrastructure product line are impacted by weather and soil conditions. Many of the products cannot be applied in wet or winter weather conditions and, as such, sales and profits tend to be greater during the period from April through October. Sales in our Specialty Additives product line, within Consumer & Specialties segment, is subject to similar seasonal patterns. In addition, the oil and gas production facilities are subject to natural disasters, such as hurricanes, which could lead to lower sales in the June to November months within this product line.

Research and Development

Many of the Company’s product lines are technologically advanced. The Company’s internal research team has dedicated years of experience into analyzing properties of minerals and synthetic materials while developing processes and applications to enhance their performance. Our expertise in our core technologies of crystal engineering, engineered blends, functional additives and particle surface modification apply to and support our product lines. The Company’s business strategy for growth in sales and profitability depends, to a substantial extent, on the continued success of its research and development activities. The Company will continue to seek out promising compounds and innovative technologies, developed mainly by our internal research team, to incorporate into our product lines.

The Company’s Consumer & Specialties segment provides a portfolio of functional components, custom blended compounds, formulations and technologies for a variety of consumer and industrial goods and has two product lines, Household & Personal Care and Specialty Additives.

•
In the Household & Personal Care product line, the Company’s research and development efforts employ our functional additive core technologies to support both our private label and branded products.  Our initiatives include formulation development and packaging collaboration with our customers on the development of functional and aesthetically pleasing private label cat litters and our branded cat litters, including Premium Choice® and Sivocat®. In our personal care product group, we develop and formulate ingredients and delivery systems, including Microsponge®, Poly-Pore®, and Poly-Trap®, which are proprietary systems of microparticles that entrap and sustain release active ingredients to enhance their performance in topical dermatological products. We also collaborate with our customers on their private label personal care products. Our in-house research & development team specializes in formulation development and collaborates with our partners to create products that meet their specifications. After validation of the formulas through analytics and stability testing, our packaging engineers assesses formula and packaging compatibility. Additionally, our Rafinol® bleaching earths purify and remove contaminates in biodiesel, renewable diesel and edible oils; our KWK® purifies and clarifies wine and juices; our Enersol® and Agro-Lig® agricultural additives promote sustainable growth and optimal yield of commercial crops by adding best-in-kind organic materials to the soil. Our research with bentonite clays includes a wide variety of applications including animal health, asphalt emulsions, paints, inks and coatings.

•
In the Specialty Additives product line, the Company’s research and development efforts include: the satellite precipitated calcium carbonate (PCC) and satellite ground calcium carbonate (GCC) plant concepts and applying our crystal engineering core technologies to create specific PCC and GCC particles for paper filling and coating applications, with our FulFill® high filler technology systems, NewYield® Waste Stream Process Technology, and  ENVIROFIL® Waste Stream Process Technology. The FulFill® brand High Filler Technology is a portfolio of high-filler technologies that offers papermakers a variety of efficient, flexible solutions that decrease dependency on fiber and optimize cost and quality; NewYield® Waste Stream Process Technology cost-effectively converts a pulp mill waste stream into a functional pigment for paper filling, while eliminating the cost and environmental impact of disposal and remediation of certain waste streams to papermakers; ENVIROFIL® Waste Stream Process Technology allows cost-effective recovery of mineral pigments from de-inking waste materials by converting these materials into a functional pigment for filling paper while eliminating the cost and environmental impact of disposal and remediation. Our Specialty PCC and process mineral solutions include our Thixocarb® PCC, Vicality® USP PCC, EMforce® branded products.

Our Engineered Solutions segment provides products and services that are designed to improve our customers’ manufacturing processes and commercial projects and has two product lines, High Temperature Technologies and Environmental & Infrastructure.

•
In the High Temperature Technologies product line, our main objective is designing products and applications based on customer’s needs.  Voice of the customer has driven our achievements in developing  our Scantrol® automated gunning technology.  This technology combines our industry leading LACAM® laser-based refractory measurement systems and our MINSCAN® application technology with advance automation software to deliver the safest and most efficient furnace and steel ladle maintenance system in the steel industry. Our SURE-CAL® calcium metal injection technology provides the most efficient and reliable method of calcium treatment in steelmaking that enhances steel quality and productivity to our customer’s operation.  Our DURACRETE® line of shotcretes and castables provide our customers with the highest performance of refractory and safety against loss of containment.  The Company continues to make diligent efforts in providing the safest, highest performance and most effective solutions required to meet our customer’s needs. Our ADDITROL® greensand bond formulations are custom blends and meet the need of both ferrous and non-ferrous applications. The Volclay®, Maxi-Bond®, and Panther Creek® application is used in green sand molding applications ranging from the production of iron and steel castings to the production of non-ferrous castings. The Hevi-Sand® specialty chromite sand prevents metal penetration and can be used with most foundry binders in molds and cores.

•
In the Environmental & Infrastructure product line, applying our particle surface modification core technologies, we research and develop products, including our Bentomat® and RESISTEXTM formulations, which enable our liner technologies to withstand the full continuum of leachate chemistries, including increasingly aggressive leachates from Mining and Coal Combustion Byproduct applications. We protect the commercial building envelope from water ingress with our waterproofing products, including Voltex®,  Core-Flex®, and Waterstop®, and our newest innovation for combined waterproofing and gas vapor protection membranes, Vintegra®. Additionally, our company has several water treatment technologies that we are advancing.  The Crudesorb®, CrudeSep®, Hi-Flow®, MOST™, and ORGANOCLAY® technologies offer highly effective solutions for removing oils, greases and other low solubility organic compounds, solids and metals from aqueous streams. The Company’s FLUORO-SORB® adsorbent is a proprietary, patented, NSF-certified product designed to globally support remediation efforts surrounding per- and polyflouroalkyl substances (PFAS) and Perflourooctane sulfonate (PFOS).

For the years ended December 31, 2023, 2022 and 2021, the Company spent approximately $21.2 million, $20.4 million and $19.5 million, respectively, on research and development. The Company’s research and development spending for 2023, 2022 and 2021 was approximately 1.0%, for each period, respectively.

The Company maintains its primary research facilities in Bethlehem and Easton, Pennsylvania and Hoffman Estates, Illinois. It also has research and development facilities in China, England, Germany, Ireland, Japan Turkey and additional sites in the United States.  Approximately 217 employees worldwide are engaged in research and development. In addition, the Company has access to some of the world’s most advanced papermaking and paper coating pilot facilities.

Patents and Trademarks

The Company owns or has the right to use approximately 295 patents and approximately 1,874 trademarks related to its business.  Our patents expire between 2024 and 2040.  Our trademarks continue indefinitely.  The Company believes that its rights under its existing patents, patent applications and trademarks are of value to its operations, but no one patent, application or trademark is material to the conduct of the Company’s business as a whole.

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

Workforce Demographics

As of December 31, 2023, the Company employed 4,027 persons globally, located in over 30 countries. Of these, 1,928 (48%) were located in North America, 973 (24%) were located in Asia, 946 (24%) were located in Europe, and 180 (4%) were located in Latin America.

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

Focus on Safety

The health and safety of our employees is our number one core value.  We are committed to the health and safety of our employees, contractors, customers, and members of the communities in which we operate.  Our “safety first” culture has been built through dedication, continuous improvement and active engagement.  We continue to enhance our safety culture and our top priority is for all employees and contractors to return home in the same condition they arrived to work. While we believe zero-injuries across all our operations is attainable, we have set goals of 1.00 for Total Recordable Incident Rate (TRIR, which is the number of recordable injuries per 100 employees) and 0.10 for Lost Workday Injury Rate (LWIR, which is the number of lost workday injuries per 100 employees), and we continue to make strides to drive incidents below these levels.  In 2023, our TRIR was 0.91 and our LWIR was 0.30.  This safety-first mindset helps us attract and retain top talent from around the world and drives continuous improvement in our manufacturing operations.

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

Environmental, Health and Safety Matters and Government Regulation

The Company’s operations are subject to federal, state, local and foreign laws and regulations relating to the environment and health and safety. In particular, we are subject to certain requirements under the Clean Air Act. In addition, certain of the Company’s operations involve and have involved the use and release of substances that have been and are classified as toxic or hazardous within the meaning of these laws and regulations. Environmental operating permits are, or may be, required for certain of the Company’s operations and such permits are subject to modification, renewal and revocation. We are also subject to land reclamation requirements relating to our mining operations.  In addition to environmental and health and safety laws and regulations, we are subject to a wide variety of other federal, state, local and foreign laws and regulations in the countries where we conduct business. The Company regularly monitors and reviews its operations, procedures and policies for compliance with these laws and regulations. Compliance with these laws and regulations often requires the dedication of time and effort of employees, as well as financial resources. The Company believes its operations are in substantial compliance with these laws and regulations and that there are no violations that would have a material effect on the Company. Despite these compliance efforts, some risk of environmental and other damage is inherent in the Company’s operations, as it is with other companies engaged in similar businesses, and there can be no assurance that material violations will not occur in the future. In fiscal 2023, compliance with the regulations applicable to us did not have a material effect on our capital expenditures, earnings, or competitive position, and the cost of compliance with these laws and regulations is not expected to have a material adverse effect on the Company in the future.

Sustainability is core to who we are and the foundation of how we operate our company. At MTI, we are focused on providing the safest workplace for our employees, creating innovative technologies tailored to our customers’ evolving demands, reducing our environmental impact, preserving natural resources and making positive contributions to our local communities — all of which are ingrained in our values. For the past 15 years, MTI has published an annual Corporate Responsibility and Sustainability Report that describes our efforts in continuous improvement regarding our safety culture, environmental performance, social impact, new product development, and community engagement. Over the past several years, we’ve taken meaningful steps to advance our broad range of sustainability initiatives, including establishing 2025 environmental reduction targets in six focus areas: Scope 1 and Scope 2 CO2 emissions, airborne pollutants, water used, water discharged, and process waste landfilled, on an absolute basis and per ton of production for each of our focus areas. We are meeting or exceeding our targets in four of six areas.

Laws and regulations are subject to change. See Item 1A, Risk Factors, for information regarding the possible effects that compliance with new laws and regulations, including those relating to climate change, may have on our businesses and operating results.

Under the terms of certain agreements entered into in connection with the Company’s initial public offering in 1992, Pfizer Inc. (“Pfizer”) agreed to indemnify the Company against certain liabilities being retained by Pfizer and its subsidiaries including, but not limited to, pending lawsuits and claims, and any lawsuits or claims brought at any time in the future alleging damages or injury from the use, handling of or exposure to any product sold by Pfizer’s specialty minerals business prior to the closing of the initial public offering.

Available Information

The Company maintains an internet website located at http://www.mineralstech.com. Its reports on Forms 10-K, 10-Q and 8-K, and amendments to those reports, as well as its Proxy Statement and filings under Section 16 of the Securities Exchange Act of 1934 are available free of charge through the Investor Relations page of its website, as soon as reasonably practicable after they are filed with, or furnished to, the Securities and Exchange Commission (“SEC”). Investors may access these reports through the Company’s website by navigating to “Investors” , then to “Financials”, and then to “SEC Filings.”

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

A number of our customers’ businesses are cyclical or have changing regional demands. Our operations are subject to these trends, and we may not be able to mitigate these risks.

A significant portion of the sales of the High-Temperature product line of our Engineered Solutions segment are derived from the metalcasting market. The metalcasting market is dependent upon the demand for castings for automobile components, farm and construction equipment, oil and gas production equipment, power generation turbine castings, and rail car components. Many of these types of equipment are sensitive to fluctuations in demand during periods of recession or difficult economic conditions. This product line also serves the steel industry.  In recent years, global steel production has been volatile. These trends have affected and may continue to affect the demand for our Engineered Solutions segment’s products and services.  We expect steel consumption to be similar to 2023 levels.

In the paper industry, which is served by the Specialty Additives product line of our Consumer & Specialties segment, production levels for uncoated freesheet within North America and Europe, our two largest markets, are projected to continue to decrease. The reduced demand for premium writing paper products has resulted in closures and conversions of mills in both North America and Europe.  We expect paper consumption to remain similar to prior year levels in both regions.

The Environmental & Infrastructure product line of our Engineered Solutions segment serves the commercial construction, infrastructure and oil & gas markets. In addition, the Specialty Additives product line of our Consumer & Specialties segment is affected by the domestic residential building and construction markets, as well as the automotive market.

Demand for our products is subject to trends in these markets. During periods of economic slowdown, our customers often reduce their capital expenditure and defer or cancel pending projects. Such developments occur even amongst customers that are not experiencing financial difficulties. In addition, these trends could cause our customers to face liquidity issues or bankruptcy, which could deteriorate the aging of our accounts receivable, increase our bad debt exposure and possibly trigger impairment of assets or realignment of our businesses. The Company has taken steps to reduce its exposure to variations in its customers’ businesses, including by diversifying its portfolio of products and services through geographic expansion, growth in less cyclical consumer oriented markets, and by structuring most of its long-term satellite contracts to provide a degree of protection against declines in the quantity of product purchased, since the price per ton of our products generally rises as the number of tons purchased declines. In addition, many of our product lines lower our customers’ costs of production or increase their productivity, which should encourage them to use our products. However, there can be no assurance that these efforts will mitigate the risks of our dependence on these industries. Continued weakness in the industries we serve has had, and may in the future have, an adverse effect on sales of our products and our results of operations. A continued or renewed economic downturn in one or more of the industries or geographic regions that the Company serves, or in the worldwide economy, could cause actual results of operations to differ materially from historical and expected results.

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

The Company’s sales could be adversely affected by consolidation in customer industries.

Several consolidations in the paper industry have taken place in recent years and such consolidation could continue in the future. These consolidations could result in partial or total closure of some paper mills where the Company operates satellite plants. Such closures would reduce the Company’s sales, except to the extent that they resulted in shifting paper production and associated purchases of calcium carbonate to another location served by the Company. Similarly, consolidations have occurred in the foundry and steel industries. Such consolidations in the major industries we serve concentrate purchasing power in the hands of a smaller number of manufacturers, enabling them to increase pressure on suppliers, such as the Company. This increased pressure could have an adverse effect on the Company’s results of operations in the future.

The Company’s sales could be adversely affected by our failure to renew or extend long-term sales contracts for our satellite operations.

The Company’s sales of calcium carbonate to paper customers are typically pursuant to long-term evergreen agreements, initially ten years in length, with paper mills where the Company operates satellite plants. Sales pursuant to these contracts represent a significant portion of our sales in the Specialty Additives product line of the Consumer & Specialties segment. The terms of many of these agreements have been extended or renewed in the past, often in connection with an expansion of the satellite plant. However, failure of a number of the Company’s customers to renew or extend existing agreements on terms as favorable to the Company as those currently in effect, or at all, could have a substantial adverse effect on the Company’s results of operations, and could also result in impairment of the assets associated with the satellite plant.

Financial Risks

Servicing the Company’s debt will require a significant amount of cash. This could reduce the Company’s flexibility to respond to changing business and economic conditions or fund capital expenditures or working capital needs. Our ability to generate cash depends on many factors beyond our control.

At December 31, 2023, the Company had $1,020.8 million aggregate principal amount of total indebtedness (consisting primarily of $532.8 million aggregate principal amount of loans under our term facility, $400.0 million aggregate principal amount of notes and $85.0 million outstanding under our revolving credit facility) and an additional $205.6 million of borrowing capacity under the revolving credit facility (after giving effect to $9.1 million of outstanding letters of credit). Our outstanding indebtedness will require a significant amount of cash to make interest payments. Further, the interest rate on a significant portion of our borrowings under our senior secured credit facility is based on SOFR interest rates, which has resulted in and could continue to result in higher interest expense in the event of continued increases in interest rates.  Our ability to pay interest on our debt and to satisfy our other debt obligations will depend in part upon our future financial and operating performance and upon our ability to renew or refinance borrowings. Prevailing economic conditions and financial, business, competitive, regulatory and other factors, many of which are beyond our control, will affect our ability to make these payments. We cannot guarantee that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to fund our liquidity needs. If we are unable to generate sufficient cash flow to meet our debt service obligations, we will have to pursue one or more alternatives, such as reducing or delaying capital or other expenditures, refinancing debt, selling assets, or raising equity capital. Further, the requirement to make significant interest payments may reduce the Company’s flexibility to respond to changing business and economic conditions or fund capital expenditure or working capital needs and may increase the Company’s vulnerability to adverse economic conditions.

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

Sales and income growth of the Company depends upon a number of uncertain events. Growth will depend in part on sales growth from our existing businesses and customers. The Company has a strategic growth initiative to increase penetration into geographic markets such as Brazil, India and China as well as other Asian and Eastern European countries. The Company also has a strategic growth initiative to increase penetration into consumer oriented markets such as pet litter, personal care, and oil purification. Our strategy also anticipates growth through future acquisitions. However, our ability to identify and consummate any future acquisitions on terms that are favorable to us may be limited by the number of attractive acquisition targets, internal demands on our resources and our ability to obtain financing. Our success in integrating newly acquired businesses will depend upon our ability to retain key personnel, avoid diversion of management’s attention from operational matters, and integrate general and administrative services. In addition, future acquisitions could result in the incurrence of additional debt, costs and contingent liabilities. Integration of acquired operations may take longer, or be more costly or disruptive to our business, than originally anticipated, and it is also possible that expected synergies from future acquisitions may not materialize. We also may incur costs and divert management attention with regard to potential acquisitions that are never consummated. Difficulties, delays or failure of any of these strategies could affect the future growth rate of the Company.

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

The Company’s ability to compete is based in part upon proprietary knowledge, both patented and unpatented. The Company’s ability to achieve anticipated results depends in part on its ability to defend its intellectual property against inappropriate disclosure and theft as well as against infringement. In addition, development by the Company’s competitors of new products or technologies that are more effective or less expensive than those the Company offers could have a material adverse effect on the Company’s financial condition or results of operations.

The Company’s operations could be impacted by the increased risks of doing business abroad.

The Company does business in many areas internationally. Approximately 47% of our sales in 2023 were derived from outside the United States and we have significant production facilities which are located outside of the United States. We have in recent years expanded our operations in emerging markets, and we plan to continue to do so in the future, particularly in China, India, Brazil, the Middle East, and Eastern Europe. Some of our operations are located in areas that have experienced political or economic instability, including Indonesia, Malaysia, Nigeria, Egypt, Saudi Arabia, Turkey, Brazil, Thailand, China and South Africa.  As the Company expands its operations overseas, it faces increased risks of doing business abroad, including inflation, fluctuation in interest rates, changes in applicable laws and regulatory requirements, export and import restrictions, tariffs, nationalization, expropriation, limits on repatriation of funds, civil unrest,  unstable governments and legal systems, and other factors. Further, geopolitical and terrorism threats, including armed conflict among countries, could in the future affect our business overseas, including leading to, among other things, impairment of our or our customers’ ability to conduct operations, adverse impact to our employees, and a loss of our investment. While recent geopolitical conflicts, such as between Russia and Ukraine and between Israel and Hamas, have not significantly affected our business, the broader consequences of geopolitical and terrorism threats, which may include sanctions that prohibit our ability to do business in specific countries, embargoes, supply chain disruptions, potential contractual breaches and litigation, regional instability and geopolitical shifts, cannot be predicted. We are also subject to increased risks of natural disasters, public health crises, including the occurrence of a contagious disease or illness, such as COVID-19, and other catastrophic events in such countries. Many of these risks are beyond our control and can lead to sudden, and potentially prolonged, changes in demand for our products, difficulty in enforcing agreements, and losses in the realizability of our assets. Adverse developments in any of the areas in which we do business could cause actual results to differ materially from historical and expected results. In addition, a significant portion of our raw material purchases and sales outside the United States are denominated in foreign currencies, and liabilities for non-U.S. operating expenses and income taxes are denominated in local currencies. Accordingly, reported sales, net earnings, cash flows and fair values have been and, in the future, will be affected by changes in foreign currency exchange rates. Our overall success as a global business depends, in part, upon our ability to succeed in differing legal, regulatory, economic, social and political conditions. We cannot assure you that we will implement policies and strategies that will be effective in each location where we do business.

The Company’s operations are dependent on the availability of raw materials and access to ore reserves at its mining operations. Increases in costs of raw materials, energy, or shipping could adversely affect our financial results.

The Company depends in part on having an adequate supply of raw materials for its manufacturing operations, particularly lime and carbon dioxide for the production of PCC, and magnesia and alumina for its refractory operations. Purchase prices and availability of these critical raw materials are subject to volatility. At any given time, we may be unable to obtain an adequate supply of these critical raw materials on a timely basis, on price and other terms, or at all. While most such raw materials are readily available, the Company has purchased approximately 54% of its magnesia requirements from sources in China over the past five years. The price and availability of magnesia have fluctuated in the past and they may fluctuate in the future. Price increases for certain other of our raw materials, including petrochemical products, as well as increases in energy prices, have also affected our business. Our production processes consume a significant amount of energy, primarily electricity, diesel fuel, natural gas and coal. We use diesel fuel to operate our mining and processing equipment and our freight costs are heavily dependent upon fuel prices and surcharges. Energy costs also affect the cost of raw materials. On a combined basis, these factors represent a large exposure to petrochemical and energy products which may be subject to significant price fluctuations. The contracts pursuant to which we construct and operate our satellite plants generally adjust pricing to reflect the pass-through of increases in costs resulting from inflation, including energy. However, there is a time lag before such price adjustments can be implemented. The Company and its customers will typically negotiate reasonable price adjustments in order to recover these escalating costs, but there can be no assurance that we will be able to recover increasing costs through such negotiations.

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

The Company relies on shipping bulk cargos of bentonite from the United States, Turkey and China to customers, as well as our own subsidiaries, and we are sensitive to our ability to recover these shipping costs. In the last few years, bulk cargo shipping rates have been very volatile, and, to a lesser extent, the availability of bulk cargo containers has been suspect. If we cannot secure our container requirements or offset additional shipping costs with price increases to customers, our profitability could be impacted. We are also subject to other shipping risks. In particular, rail service interruptions have affected our ability to ship, and the availability of rail service, and our ability to recover increased rail costs, may be beyond our control. In addition, governmental restrictions can, and during the COVID-19 pandemic did, affect our ability to ship our products.

Operational Risks

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

The Company and certain of the Company’s subsidiaries are among numerous defendants in over five hundred cases seeking damages for alleged exposure to asbestos-contaminated talc products sold by the Company’s subsidiary BMI.  On October 2, 2023 (the “Petition Date”), notwithstanding the Company’s confidence in the safety of BMI’s talc products, BMI and Barretts Ventures Texas LLC filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas (the “Chapter 11 Cases”) to address and comprehensively resolve BMI’s liabilities associated with talc.  Minerals Technologies Inc. and the Company’s other subsidiaries were not included in the Chapter 11 filing.  BMI intends to pursue a sale of its talc assets under section 363 of the U.S. Bankruptcy Code. Proceeds of the sale will be used to fund the Chapter 11 Cases.  Barretts’ ultimate goal in the Chapter 11 Cases is to confirm a plan of reorganization under Section 524(g) of the U.S. Bankruptcy Code and utilize this provision to establish a trust that will address all current and future talc-related claims.  During the pendency of the Chapter 11 Cases, the Company anticipates that BMI will benefit from the operation of the automatic stay, which stays ongoing litigation in connection with talc-related claims against BMI.  In addition, subject to certain exceptions, the filing or continued prosecution of all talc-related claims against BMI’s non-debtor affiliates is temporarily stayed through April 1, 2024 (subject to further extensions), the date on which a hearing is scheduled on the status of the Chapter 11 Cases. Barretts has been deconsolidated from the Company’s financial statements since the Petition Date.

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

For a further discussion of the Chapter 11 Cases and BMI talc-related liabilities, see Note 17 to the Consolidated Financial Statements, included in this report.

The Company is subject to stringent regulation in the areas of environmental, health and safety, and tax, and may incur unanticipated costs or liabilities arising out of claims for various legal, environmental and tax matters or product stewardship issues that could materially harm the Company’s results of operations, cash flows and financial condition.

The Company’s operations are subject to international, federal, state and local governmental environmental, health and safety, tax and other laws and regulations. We have expended, and may be required to expend in the future, substantial funds for compliance with such laws and regulations. In addition, future events, such as changes to or modifications of interpretations of existing laws and regulations, or enforcement polices, or further investigation or evaluation of the potential environmental impacts of operations or health hazards of certain products, may affect our mining rights or give rise to additional compliance and other costs that could have a material adverse effect on the Company.  Further, certain of our customers are subject to various federal and international laws and regulations relating to environmental and health and safety matters, especially customers of our Environmental & Infrastructure product line of our Engineered Solutions segment, who are subject to drilling permits, waste water disposal and other regulations. To the extent that these laws and regulations affecting our customers change, demand for our products and services could also change and thereby affect our financial results. State, national, and international governments and agencies have been evaluating climate-related legislation and regulation that would restrict emissions of greenhouse gases in areas in which we conduct business, and some such legislation and regulation have already been enacted or adopted. Enactment of climate-related legislation or adoption of regulation that restrict emissions of greenhouse gases in areas in which we conduct business could have an adverse effect on our operations or demand for our products. Our manufacturing processes for our products use a significant amount of energy and, should energy prices increase as a result of such legislation or regulation, we may not be able to pass these increased costs on to purchasers of our products. We cannot predict if or when currently proposed or additional laws and regulations regarding climate change or other environmental or health and safety concerns will be enacted or adopted.

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

The Company is currently a party in various litigation matters and tax and environmental proceedings and faces risks arising from various unasserted litigation matters, including product liability, patent infringement, antitrust claims, and claims for third-party property damage or personal injury stemming from alleged torts, including, as discussed elsewhere in this Report, a number of cases seeking damages for alleged exposure to asbestos-contaminated talc products sold by the Company’s subsidiary Barretts Minerals Inc. Any failure to appropriately manage safety, human health, product liability and environmental risks associated with the Company’s products and production processes could adversely impact the Company’s employees and other stakeholders, the Company’s reputation, and its results of operations, cash flows and financial condition. Public perception of the risks associated with the Company’s products and production processes could impact product acceptance and influence the regulatory environment in which the Company operates. Any unanticipated liability arising out of a current matter or proceeding, or from the other risks described above, could have a material adverse effect on the Company’s results of operations, cash flows and financial condition.

Production facilities are subject to operating risks and capacity limitations that may adversely affect the Company’s financial condition or results of operations.

The Company is dependent on the continued operation of its production facilities.  Production facilities are subject to hazards associated with the manufacturing, handling, storage, and transportation of chemical materials and products, including pipeline leaks and ruptures, explosions, fires, inclement weather and natural disasters, mechanical failure, unscheduled downtime, labor difficulties, transportation interruptions, and environmental risks. Production facilities are also subject to governmental requirements that may, and during the Covid-19 pandemic did, affect our ability to operate. We maintain property, business interruption and casualty insurance but such insurance may not cover all risks associated with the hazards of our business and is subject to limitations, including deductibles and maximum liabilities covered. We may incur losses beyond the limits, or outside the coverage, of our insurance policies. Further, from time to time, we may experience capacity limitations in our manufacturing operations. In addition, if we are unable to effectively forecast our customers’ demand, it could affect our ability to successfully manage operating capacity limitations. These hazards, limitations, disruptions in supply and capacity constraints could adversely affect financial results.

Operating results for some of our businesses are seasonal.

Certain of our businesses are affected by seasonal weather patterns. A majority of revenues from our energy services business within the Environmental & Infrastructure product line of our Engineered Solutions segment is derived from the Gulf of Mexico and surrounding states, which are susceptible to hurricanes that typically occur June 1st through November 30th. Actual or threatened hurricanes can result in volatile demand for services provided by our energy services business. Our other businesses within the Environmental & Infrastructure product line are affected by weather patterns which determine the feasibility of construction activities. Typically, less construction activity occurs in winter months and thus this segment’s revenues tend to be greatest in the second and third quarters when weather patterns in our geographic markets are more conducive to construction activities. Additionally, some of the businesses within the Specialty Additives product line of our Consumer & Specialties segment are subject to similar seasonal patterns.

Our operations have been and will continue to be subject to cyber-attacks and other disruptions to our information systems that could have a material adverse impact on our business, consolidated results of operations, and consolidated financial condition.

Our operations are dependent on digital technologies and services. We use these technologies for activities important to our business, including managing and operating our manufacturing facilities, communications within our company and with customers and suppliers, maintaining accurate financial records, protecting confidential information, complying with regulatory, financial reporting, and legal requirements, and otherwise storing, processing and transmitting our data. Increased use of remote working arrangements has only increased our reliance on these technologies and services. Our business has in the past and could in the future be negatively affected by security incidents and systems disruptions. These disruptions or incidents may be caused by cyberattacks and other cyber incidents, network or power outages, software, equipment or telecommunications failures, the unintentional or malicious actions of employees or contractors, natural disasters, fires or other catastrophic events.

Cyberattacks and other cyber incidents are occurring more frequently, the techniques used to gain access to information technology systems and data, disable or degrade service or sabotage systems are constantly evolving and becoming more sophisticated in nature and are being carried out by groups and individuals with a wide range of expertise and motives. Cyberattacks and cyber incidents may be difficult to detect for periods of time and take many forms including cyber extortion, denial of service, social engineering, introduction of viruses or malware (such as ransomware), exploiting vulnerabilities in hardware, software or other infrastructure, hacking, website defacement or theft of passwords and other credentials, unauthorized use of computing resources and business email compromise. Continued geopolitical instability has heightened the risk of cyberattacks.

Like other global companies, our systems are subject to recurring attempts by third parties to access information, manipulate data or disrupt our operations, and we have experienced cyber incidents. If we do not allocate and effectively manage the resources necessary to continue building and maintaining our information technology infrastructure, or if we fail to timely identify or appropriately respond to cyberattacks or other cyber incidents, our business has been and can continue to be adversely affected by, among other things: interruption of our business operations; loss of or damage to intellectual property, proprietary or confidential information, or customer, supplier, or employee data; and increased costs required to prevent, respond to, or mitigate cybersecurity attacks. Similar risks exist with respect to our business partners and third-party providers that we rely upon. We are subject to the risk that the activities associated with our business partners and third-party providers can adversely affect our business even if the attack or breach does not directly impact our systems or information.

Although the cyber incidents that we have experienced to date have not had a material effect on our business, such incidents or disruptions could have a material adverse effect on us in the future. While we believe we devote significant resources to network security, disaster recovery, employee training and other measures to secure our information technology systems and prevent unauthorized access to or loss of data, there can be no guarantee that they will be adequate to safeguard against all cyber incidents, systems disruptions, or misuses of data. In addition, while we currently maintain insurance coverage that is intended to address costs associated with certain aspects of cyber incidents and information systems failures, this insurance coverage may not cover all losses or all types of claims that arise from an incident, or the damage to our reputation or brands that may result from an incident.

Item 1B.  Unresolved Staff Comments

None.

Item 1C.  Cybersecurity

Risk Management and Strategy
The Company has processes, policies and procedures for identifying, assessing, managing, and responding to cybersecurity threats and incidents.  These are integrated into our overall risk management systems, as overseen by our Board of Directors, primarily through the Audit Committee. Our policies and procedures include protocols for assessing potential material impact from cybersecurity threats and incidents, escalating to executive leadership and the Board of Directors, engaging external stakeholders, and reporting incidents based on applicable legal requirements. Our incident response plan provides guidance in the event of a cybersecurity incident, including processes with assigned roles and responsibilities to triage, contain,  assess severity, escalate, investigate, and remediate incidents, as well as to comply with potentially applicable legal obligations and mitigate reputational damage.
We use cybersecurity technologies, products, specialized IT tools and services including cyber threat intelligence and external cyber technology experts to understand, manage, mitigate and continually remediate identified risks.  A cybersecurity incident may be detected in a number of ways, including through the following avenues: Security Operations Center (SOC) events, employee reports such as helpdesk incidents, and Cybersecurity tool and service stacks (e.g., vulnerability detection, threat intelligence, anti-virus, and malware detection tools). All cybersecurity risks are logged into the Company’s cyber security risk register where they are tracked for remediation. These cybersecurity risks are discussed with management for resolution planning and escalation. We leverage recognized cybersecurity frameworks to drive strategic direction and maturity improvement and engage third party security experts for risk assessments, risk mitigation actions, vulnerability identification, and program enhancements.
We periodically test our security controls through internal and external penetration testing that covers both corporate and plant IT networks by external specialized vendors, as well as in connection with auditing of our financial systems. We also conduct regular cybersecurity tabletop exercises to test established policies and procedures for responding to cybersecurity threats and incidents.  In addition, we conduct an annual independent review of our cybersecurity posture.
Throughout the year, we conduct cybersecurity training and awareness for our employees to help identify, avoid and mitigate cybersecurity threats utilizing various delivery methods such as phishing campaigns, training sessions, and informational bulletins.
We conduct risk assessments of third-party suppliers and service providers including due diligence assessments of third-party suppliers and service providers that have access to the Company’s networks, confidential information, and information systems. We provide all third-party vendors, consultants, and partners with detailed security requirements for securing their connections into our IT networks. Third parties service providers are also typically contractually responsible for identifying and remediating security issues within their technology and service environment.
Management has not identified risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition. For more information, see “Item 1A. Risk Factors, Our operations have been and will continue to be subject to cyber-attacks that could have a material adverse impact on our business, consolidated results of operations, and consolidated financial condition”.

Governance

The Board of Directors is responsible for overseeing the assessment and management of enterprise-level risks that may impact the Company.  The Audit Committee has primary responsibility for overseeing risk management, including oversight of risks from cybersecurity threats.  Management reports on cybersecurity matters, including material risks and threats, to the Audit Committee at regularly scheduled Audit Committee meetings, which is then discussed with the Board of Directors.  The reports discuss specific risks and mitigation efforts, including critical and high cyber risks from the risk register, the results of our annual independent review of the Company’s cybersecurity posture and other third party assessments and benchmarking information.
It is management’s responsibility to manage cybersecurity risks, as described above, and bring to the Board’s attention material risks.  Under the oversight of the Audit Committee, and as directed by the Company’s Chief Executive Officer, the Company’s Chief Information Officer (CIO) is primarily responsible for the assessment and management of cybersecurity risks. The CIO, who reports to the Chief Financial Officer, is aided by a third party Chief Information Security Officer with over 40 years of experience, in addition to other external professionals. Management’s risk oversight is also accomplished through the Company’s Strategic Risk Management Committee and Operating Risk Management Committee, which provides cross-functional support for cybersecurity risk management, as well as the Company’s Chief Compliance Officer.

Item 2.  Properties

The Company’s corporate headquarters, sales offices, research laboratories, plants, mines and other facilities are owned by the Company except as otherwise noted. Set forth below is certain information relating to the Company’s principal plants and office and research facilities.

Location	Facility	Product Line	Segment
United States
Alabama, Sandy Ridge	Plant; Mine	High-Temperature Technologies and Household & Personal Care	All Segments
Alabama, Selma	Satellite Plant	Specialty Additives	Consumer & Specialties
Arizona, Phoenix	Plant	Household & Personal Care	Consumer & Specialties
Arizona, Pima County (1)	Plant; Mine	Specialty Additives	Consumer & Specialties
Arkansas, Ashdown	Satellite Plant	Specialty Additives	Consumer & Specialties
California, Lucerne Valley	Plant; Mine	Specialty Additives	Consumer & Specialties
Connecticut, Canaan	Plant; Mine	Specialty Additives, High-Temperature Technologies	All Segments
Georgia. Cartersville	Plant	Environmental & Infrastructure	Engineered Solutions
Illinois, Belvidere	Plant	High-Temperature Technologies	Engineered Solutions
Illinois, Hoffman Estates (2)	Research Laboratories; Administrative office	All Company Products	All Segments
Indiana, Portage	Plant	High-Temperature Technologies	Engineered Solutions
Indiana, Troy	Plant	High-Temperature Technologies	Engineered Solutions
Iowa, Shell Rock	Plant	High-Temperature Technologies	Engineered Solutions
Kentucky, Wickliffe	Satellite Plant	Specialty Additives	Consumer & Specialties
Louisiana, Baton Rouge	Plant	High-Temperature Technologies	Engineered Solutions
Louisiana, Broussard	Administrative office	Environmental & Infrastructure	Engineered Solutions
Louisiana, Lafayette	Plant	Household & Personal Care	Consumer & Specialties
Louisiana, New Iberia (2)	Operations base	Environmental & Infrastructure	Engineered Solutions
Massachusetts, Adams	Plant; Mine	Specialty Additives	Consumer & Specialties
Michigan, Albion	Plant	High-Temperature Technologies	Engineered Solutions
Michigan, Quinnesec	Satellite Plant	Specialty Additives	Consumer & Specialties
Minnesota, Cloquet	Satellite Plant	Specialty Additives	Consumer & Specialties
Minnesota, International Falls	Satellite Plant	Specialty Additives	Consumer & Specialties
Mississippi, Aberdeen	Plant	Specialty Additives and Environmental & Infrastructure	All Segments
Missouri, Ste. Genevieve	Plant	Specialty Additives	Consumer & Specialties
Nebraska, Scottsbluff	Transportation terminal		Engineered Solutions
New York, New York (2)	Headquarters	All Company Products	Headquarters
New York, Ticonderoga	Satellite Plant	Specialty Additives	Consumer & Specialties
North Dakota, Gascoyne	Plant; Mine	High-Temperature Technologies, Environmental & Infrastructure and Household & Personal Care	All Segments
Ohio, Archbold	Plant	High-Temperature Technologies	Engineered Solutions
Ohio, Bryan	Plant	High-Temperature Technologies	Engineered Solutions
Ohio, Chillicothe	Satellite Plant	Specialty Additives	Consumer & Specialties
Ohio, Dover	Plant	High-Temperature Technologies	Engineered Solutions
Pennsylvania, Bethlehem	Administrative Office; Research Laboratories; Sales Offices	All Company Products	All Segments
Pennsylvania, Easton	Administrative Office; Research Laboratories; Plant; Sales Offices	All Company Products	All Segments
Pennsylvania, Slippery Rock	Plant; Sales Offices	High-Temperature Technologies	Engineered Solutions
Pennsylvania, York	Plant	High-Temperature Technologies and Household & Personal Care	All Segments

Location	Facility	Product Line	Segment
South Carolina, Eastover	Satellite Plant	Specialty Additives	Consumer & Specialties
Tennessee, Chattanooga	Plant	High-Temperature Technologies	Engineered Solutions
Tennessee, Dyersburg	Plant	Household & Personal Care	Consumer & Specialties
Texas, Houston (2)	Research Laboratories	Environmental & Infrastructure	Engineered Solutions
Texas, Houston (2)	Administrative Office	Environmental & Infrastructure	Engineered Solutions
Washington, Longview	Satellite Plant	Specialty Additives	Consumer & Specialties
Wisconsin, Neenah	Plant	High-Temperature Technologies	Engineered Solutions
Wisconsin, Superior	Satellite Plant	Specialty Additives	Consumer & Specialties
Wyoming, Colony	Plant; Mine	High-Temperature Technologies, Environmental & Infrastructure and Household & Personal Care	All Segments
Wyoming, Lovell	Plant; Mine	High-Temperature Technologies, Environmental & Infrastructure and Household & Personal Care	All Segments

Location	Facility	Product Line	Segment
International
Australia, Brisbane	Sales Office/Administrative Office	High-Temperature Technologies and Household & Personal Care	All Segments
Australia, Carlingford (2)	Sales Office	High-Temperature Technologies	Engineered Solutions
Australia, Gurulmundi	Plant; Mine	High-Temperature Technologies and Household & Personal Care	All Segments
Australia, Perth (2)	Operations base	Environmental & Infrastructure	Engineered Solutions
Austria, Pucking	Sales Office/Administrative Office	Household & Personal Care	Consumer & Specialties
Austria, Rottersdorf	Plant	Household & Personal Care	Consumer & Specialties
Belgium, Brussels	Administrative Office	High-Temperature Technologies	Engineered Solutions
Brazil, Guaiba	Satellite Plant	Specialty Additives	Consumer & Specialties
Brazil, Jacarei	Satellite Plant	Specialty Additives	Consumer & Specialties
Brazil, Luiz Antonio	Satellite Plant	Specialty Additives	Consumer & Specialties
Brazil, Macae (2)	Operations base	Environmental & Infrastructure	Engineered Solutions
Brazil, Mucuri	Satellite Plant	Specialty Additives	Consumer & Specialties
Brazil, Sao Jose dos Campos	Sales Office /Administrative Office	Specialty Additives	Consumer & Specialties
Brazil, Suzano	Satellite Plant	Specialty Additives	Consumer & Specialties
Canada, Brantford, Ontario	Plant	Household & Personal Care	Consumer & Specialties
Canada, Lethbridge, Alberta	Plant	Household & Personal Care	Consumer & Specialties
Canada, Mississauga, Ontario	Administrative Office	Household & Personal Care	Consumer & Specialties
Canada, Pt. Claire	Administrative Office	Specialty Additives/High-Temperature Technologies	All Segments
Canada, St. Jerome, Quebec	Satellite Plant	Specialty Additives	Consumer & Specialties
Canada, Windsor, Quebec	Satellite Plant	Specialty Additives	Consumer & Specialties
China, Beihai (4)	Satellite Plant	Specialty Additives	Consumer & Specialties
China, Beijing	Sales Office/Administrative Office	High-Temperature Technologies and Household & Personal Care	All Segments
China, Chao Yang, Liaoning	Plant; Mine	High-Temperature Technologies and Household & Personal Care	All Segments
China, Changshu	Satellite Plant	Specialty Additives	Consumer & Specialties
China, Dagang (3)	Satellite Plant	Specialty Additives	Consumer & Specialties
China, Henan	Satellite Plant	Specialty Additives	Consumer & Specialties
China, Rugao	Satellite Plant	Specialty Additives	Consumer & Specialties
China, Shandong	Satellite Plant	Specialty Additives	Consumer & Specialties
China, Shanghai	Administrative Office/Sales Office	Specialty Additives/High-Temperature Technologies	All Segments

Location	Facility	Product Line	Segment
China, Shouguang (3)	Satellite Plant	Specialty Additives	Consumer & Specialties
China, Suzhou	Plant	Environmental & Infrastructure	Engineered Solutions
China, Suzhou	Plant/Sales Office/Research Laboratories	Specialty Additives/High-Temperature Technologies	All Segments
China, Tianjin	Plant; Mine; Research Laboratories	High-Temperature Technologies and Household & Personal Care	All Segments
China, Yanzhou	Satellite Plant	Specialty Additives	Consumer & Specialties
China, Zhejiang (4)	Satellite Plant	Specialty Additives	Consumer & Specialties
China, Zhumadian	Satellite Plant	Specialty Additives	Consumer & Specialties
Finland, Äänekoski	Satellite Plant	Specialty Additives	Consumer & Specialties
Finland, Tervakoski	Satellite Plant	Specialty Additives	Consumer & Specialties
France, Quimperle	Satellite Plant	Specialty Additives	Consumer & Specialties
France, Saillat Sur Vienne	Satellite Plant	Specialty Additives	Consumer & Specialties
Germany, Duisburg	Plant/Sales Office/Research Laboratories	High-Temperature Technologies	Engineered Solutions
Germany, Schongau	Satellite Plant	Specialty Additives	Consumer & Specialties
Netherlands, Hengelo	Plant/Administrative Office	High-Temperature Technologies	Engineered Solutions
India, Ballarshah (3)	Satellite Plant	Specialty Additives	Consumer & Specialties
India, Chennai	Plant	High-Temperature Technologies	Engineered Solutions
India, Dandeli	Satellite Plant	Specialty Additives	Consumer & Specialties
India, Erode	Satellite Plant	Specialty Additives	Consumer & Specialties
India, Gaganapur (3)	Satellite Plant	Specialty Additives	Consumer & Specialties
India, Kala Amb	Satellite Plant	Specialty Additives	Consumer & Specialties
India, Mukstar	Satellite Plant	Specialty Additives	Consumer & Specialties
India, Mumbai (2)	Sales Office /Administrative Office	Specialty Additives/High-Temperature Technologies	All Segments
India, Lalkuan	Satellite Plant	Specialty Additives	Consumer & Specialties
India, Rajahmundry	Satellite Plant	Specialty Additives	Consumer & Specialties
India, Rayagada (3)	Satellite Plant	Specialty Additives	Consumer & Specialties
India, Saila Khurd	Satellite Plant	Specialty Additives	Consumer & Specialties
Indonesia, Jakarta (2)	Operations base	Environmental & Infrastructure	Engineered Solutions
Indonesia, Perawang (3)	Satellite Plant	Specialty Additives	Consumer & Specialties
Indonesia, Perawang 2 (3)	Satellite Plant	Specialty Additives	Consumer & Specialties
Ireland, Cork (2)	Plant; Administrative Office/ Research Laboratories	High-Temperature Technologies	Engineered Solutions
Italy, Brescia	Sales Office	High-Temperature Technologies	Engineered Solutions
Italy, Nave	Plant	High-Temperature Technologies	Engineered Solutions
Japan, Gamagori	Plant/Research laboratories	High-Temperature Technologies	Engineered Solutions
Japan, Shiraoi (3)	Satellite Plant	Specialty Additives	Consumer & Specialties
Japan, Tokyo	Sales/Administrative Office	High-Temperature Technologies	Engineered Solutions
Malaysia, Kemaman (2)	Operations base	Environmental & Infrastructure	Engineered Solutions
Malaysia, Labuan (2)	Operations base	Environmental & Infrastructure	Engineered Solutions
Malaysia, Puchong (2)	Sales Office/Administrative Office	Environmental & Infrastructure	Engineered Solutions
Malaysia, Sipitang	Satellite Plant	Specialty Additives	Consumer & Specialties
Netherlands, Moerdijk	Plant/Administrative Office	Household & Personal Care	Consumer & Specialties
Nigeria, Port Harcourt (2)	Operations base	Environmental & Infrastructure	Engineered Solutions

Location	Facility	Product Line	Segment
Poland, Kwidzyn	Satellite Plant	Specialty Additives	Consumer & Specialties
Poland, Szczytno	Plant	Environmental & Infrastructure	Engineered Solutions
Portugal, Figueira da Foz (3)	Satellite Plant	Specialty Additives	Consumer & Specialties
Slovakia, Bratislava	Administrative Office; Mine	Household & Personal Care	Consumer & Specialties
Slovakia, Kopernica	Plant	Household & Personal Care	Consumer & Specialties
Slovakia, Ruzomberok	Satellite Plant	Specialty Additives	Consumer & Specialties
South Africa, Johannesburg (2)	Sales Office/Administrative Office	High-Temperature Technologies and Specialty Additives	All Segments
South Africa, Merebank (3)	Satellite Plant	Specialty Additives	Consumer & Specialties
South Africa, Pietermaritzburg	Plant	High-Temperature Technologies	Engineered Solutions
South Korea, Yangbuk-Myeun, Kyeung-buk	Plant	High-Temperature Technologies and Household & Personal Care	All Segments
Spain, Santander	Administrative Office	High-Temperature Technologies	Engineered Solutions
Thailand, Laemchabang	Plant	High-Temperature Technologies and Household & Personal Care	All Segments
Thailand, Namphong	Satellite Plant	Specialty Additives	Consumer & Specialties
Thailand, Tha Toom (3)	Satellite Plant	Specialty Additives	Consumer & Specialties
Thailand, Tha Toom 2 (3)	Satellite Plant	Specialty Additives	Consumer & Specialties
Thailand, Wangnoi	Plant	Household & Personal Care	Consumer & Specialties
Turkey, Enez	Plant; Mine	High-Temperature Technologies, Environmental & Infrastructure and Household & Personal Care	All Segments
Turkey, Gebze	Plant/Research Laboratories	High-Temperature Technologies	Engineered Solutions
Turkey, Istanbul	Sales Office/Administrative Office	High-Temperature Technologies and Household & Personal Care	All Segments
Turkey, Kutahya	Plant	High-Temperature Technologies	Engineered Solutions
Turkey, Unye	Plant; Mine	Household & Personal Care	Consumer & Specialties
Turkey, Usak	Plant; Mine	Household & Personal Care	Consumer & Specialties
United Kingdom, Aberdeen (2)	Operations base	Environmental & Infrastructure	Engineered Solutions
United Kingdom, Birkenhead (2)	Research Laboratories	Environmental & Infrastructure	Engineered Solutions
United Kingdom, Lifford	Plant	Specialty Additives	Consumer & Specialties
United Kingdom, Rotherham	Plant/Sales Office	High-Temperature Technologies	Engineered Solutions
United Kingdom, Winsford	Plant/Research Laboratories	Household & Personal Care and High-Temperature Technologies	All Segments

(1)	This plant and quarry is leased to another company.
(2)
Leased by the Company. The facilities in Cork, Ireland, are operated pursuant to a 99-year lease, the term of which commenced in 1963. The Company’s headquarters in New York, New York, are held under a lease which expires in 2031.

(3)	These plants are owned through joint ventures.
(4)	These plants are under construction.

Mining Properties

Information concerning our mining properties in this Annual Report on Form 10-K is disclosed in accordance with the requirements of subpart 1300 of Regulation S-K.

The Company relies on access to bentonite reserves to support our businesses. The Company has reserves of sodium and calcium bentonite at various locations in the U.S., including Wyoming, South Dakota and Alabama, as well as in Australia, China, and Turkey. Through the Company’s affiliations and joint ventures, the Company also has access to bentonite deposits in India and Mexico.  The Company owns or controls the properties on which the bentonite reserves are located through long-term leases, royalty agreements (including easement and right of way agreements) and patented and unpatented mining claims. No single or group of mining claims or leases is significant or material to the financial condition or operations of our Company or our segments. The majority of our current bentonite mining in the U.S. occurs on reserves where our rights to such reserves accrue to us through over 80 mining leases and royalty agreements and 2,000 mining claims. A majority of these are with private parties and located in South Dakota and Wyoming. The bentonite deposits underlying these claims and leases generally lie in parcels of land varying between 20 and 40 acres.

In general, our assigned bentonite reserves are immediately adjacent to, or within sixty miles of, one of the related processing plants. All of the properties on which our reserves are located are either physically accessible for the purposes of mining and hauling or the cost of obtaining physical access would not be material. Access to processing facilities from the mining areas is generally by private road, public highways, or railroads. For most of our leased properties and mining claims, there are multiple means of access.

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

The Company’s Consumer & Specialties segment is supported by the Company’s limestone reserves located in the western and eastern parts of the United States. The Company generally owns and surface mines these reserves and processes its products at nearby processing plants.

The Company also owns mineral deposits that it is not currently mining, including deposits of bentonite in Nevada and chromite in South Africa, and leases its limestone mine in Pima, Arizona to a third party.

Below is a map of our significant mines globally.

Based upon the quantitative and qualitative factors applicable, we do not consider any of our mines to be individually material to the Company’s business or financial condition.  The following provides an overview of the Company’s most significant mining properties and operations.

Colony, Wyoming Mines

The Company’s Colony, WY mining operations are located in the northern Black Hills in the tri-State area of South Dakota, Wyoming, and Montana, with processing facilities located in Colony, WY and Belle Fourche, SD.

The local processing facilities are supported by bentonite clay supplied from 54 million tons of proven and probable reserves, comprised of leases (73%), unpatented claims (22%), and owned properties (5%).  The area operates under 12 mining permits covering approximately 100,000 acres, with active mining and future mineral reserves located within 35 miles of the Colony processing facilities.

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

Lovell, Wyoming Mines

The Company’s Lovell, WY mining operations are located in the Bighorn Basin near Lovell, WY with processing facilities located 3 miles East of the town of Lovell.  One facility produces powder and granular bentonite products; the other facility produces geosynthetic clay liners and other environmental products.  Both facilities have direct access to rail.

The Lovell processing facility is supported by bentonite clay supplied from 35 million tons of proven and probable reserves, comprised of leases (12%), unpatented claims (44%), and owned properties (44%).  The area operates under 2 mining permits covering ~30,000 acres, with active mining and future mineral reserves located within 30 miles of the Lovell processing facilities.

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

Ünye, Turkey Mines

The Company’s Unye-area mines, Nadirli and Konan, are located southwest of the town of Unye, Turkey on the southern coast of the Black Sea.  These mines are operated by the Company via contract mining and hauling. Both mines use conventional open-pit truck & shovel mining methods.  The properties are comprised of both government-issued mining claims and privately-owned lands. The orebodies were produced by hydrothermal alteration and generally occur as massive deposits greater than 10 meters in thickness.  The bentonite ore is notable for its high brightness.  Current mine life is 18 years based on 6 million tons of proven and probable reserves, with additional potential of 18 million tons of identified reserves.

Ore from the mines is transported by truck to a processing facility in the town of Unye where it is stockpiled, dried, and converted to granular products.

Dongming, China Mines

The Company’s Dongming mines and processing facilities are located in Jianping county, Liaoning province, China.  The regional bentonite occurs within the Jurassic Jingangshan and Tuhulu formations which were deposited during the Upper Jurassic Period between 135 to 144 million years ago. The thickness of the bentonite layers varies from 0.5 to 40m. The bentonite clay in the region is predominantly of the calcium type and is converted to sodium bentonite to produce the majority of products.

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

All mines are operated by contractors with conventional open-pit truck & shovel mining methods. Clay from the mines is hauled by trucks to the Company’s processing facility.  The primary processing facility is located approximately 50 miles west of Chaoyang, Liaoning Province near the Dongming mines.

Adams, Massachusetts Mine

The Company’s Adams mine and the associated processing facility is located in the town of Adams, in the Northwest corner of Massachusetts. The property consists of approximately 800 total acres, including the land on which the production facilities sit. Production of lime began on the site back in the 1850s and continues today with GCC, Lime and PCC. The open-pit mine consists mainly of a mineral deposit of limestone (marble). The deposit is part of the Shelburne geological formation, which runs up and down the eastern coast of the United States.

The mined material is finely pulverized at the processing facility using a variety of crushing and milling equipment and sold as ground products, calcined into lime and is also synthesized into participated crystals or PCC.  The resulting calcium and calcium carbonate products are primarily used as food and pharmaceutical ingredients, sealant additives, high-end construction ingredients, as well as asphalt roofing shingles.

The deposit is wholly owned by the Company.

With over 150 years of mining on site by the Company and its predecessors, the resources are well understood. A mine plan has been developed based on the prior mining activities and a core drilling program was completed in 2019. The reserves and resources are the product of this recent life-of-mine study.

Canaan, Connecticut Mine

The Canaan mine and the associated processing facility are located in the town of North Canaan, Connecticut and consists of approximately 208 total acres.  The mine is situated between Canaan Mountain to the South and Lower Road to the North.  The mine is located approximately 1.0 miles south of the main processing facility.

The open-pit mine consists mainly of dolomitic limestone.  The mined dolomite is finely pulverized at the processing facility using a variety of crushing and milling equipment.  The resulting Ground Calcium Carbonate (GCC) is primarily used by high-end, high-volume construction markets in joint compound, floor coverings, asphalt roofing shingles and glass.

Lucerne Valley, California Mines

The Company’s Lucerne Valley operation consists of three high-purity, calcium carbonate surface mining leases, a processing and packaging facility, and supporting infrastructure within 7,347 acres in the town of Lucerne Valley in San Bernardino County, California.

Calcium carbonate mining onsite stretches back to the early 1950’s.  The Marble Canyon and Arctic Canyon Leases are both still active, with Marble Canyon at a minimal rate of production. Furnace Canyon is in an advanced stage of reclamation.  All mineral rights are owned by the Company.

Operating Statistics

The following table sets forth the tons usage for the fiscal years 2023, 2022 and 2021 by major mineral category.

	2023	2022	2021
	Tons (000s)	Tons (000s)	Tons (000s)
Limestone
Adams, MA	401	315	355
Canaan, CT	641	562	522
Lucerne Valley, CA	1,267	1,202	1,250
Pima County, AZ	101	114	166
Total Limestone	2,410	2,193	2,293

Sodium Bentonite
Australia	39	69	118
Belle/Colony, WY/SD	1,253	1,109	1,177
Lovell, WY	681	629	629
Total Sodium Bentonite	1,973	1,807	1,924

Calcium Bentonite
Chao Yang, Liaoning, China	278	267	507
Nevada	1	1	1
Sandy Ridge, AL	96	98	77
Slovakia, Lutila	65	52	—
Turkey, Enez	168	172	196
Turkey, Usak	60	62	51
Turkey, Unye	368	331	320
Total Calcium Bentonite	1,036	983	1,152

Leonardite
Gascoyne, ND	75	31	51

GRAND TOTALS (1)	5,494	5,014	5,420

(1)
The Company also has mined, beneficiated and processed talc through its Barretts Minerals Inc. (“BMI”) subsidiary. In the fourth quarter of 2023, BMI filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code, and BMI was deconsolidated from our consolidated financial statements. See Note 17 to the consolidated financial statements.

Proven and Probable Reserves

The following table sets forth the Company’s proven and probable reserves, as well as, the conversion factor for the conversion of in-situ materials to saleable products by major minerals category at December 31, 2023.

				Proven and Probable Reserves (1)(2) Tons (000s)
	Proven Reserves (1)(2) Tons (000s)	Probable Reserves (1)(2) Tons (000s)	Conversion Factor (%)	Owned	Unpatented (3)	Leased
Limestone
Adams, MA	6,754	931	56%	7,685	—	—
Canaan, CT	14,533	4,152	97%	18,685	—	—
Lucerne Valley, CA	27,039	8,348	94%	35,387	—	—
Pima County, AZ	6,428	—	90%	—	6,428	—
Total Limestone	54,754	13,431		61,757	6,428	—
				91%	9%	0%

Sodium Bentonite
Australia	—	909	80%	—	—	909
Belle/Colony, WY/SD	30,704	24,105	77%	3,135	11,869	39,805
Lovell, WY	30,729	3,926	87%	15,242	15,239	4,174
Other SD, WY, MT	43,117	29,714	77%	54,815	15,048	2,968
Total Sodium Bentonite	104,550	58,654		73,192	42,156	47,856
				45%	26%	29%
Calcium Bentonite
Chao Yang, Liaoning, China	—	379	78%	—	—	379
Nevada	—	1,055	75%	1,011	44	—
Sandy Ridge, AL	4,396	2,009	75%	1,839	—	4,566
Slovakia, Lutila	4,243	395	84%	—	—	4,638
Turkey, Enez	626	1,888	78%	—	—	2,514
Turkey, Usak	463	500	43%	—	—	963
Turkey, Unye	257	5,597	80%	—	—	5,854
Total Calcium Bentonite	9,985	11,823		2,850	44	18,914
				13%	—	87%
Leonardite
Gascoyne, ND	120	2,237	67%	—	2,237	120
				0%	95%	5%
Chromite
South Africa	2,113	1,001	75%	—	—	3,114
				0%	0%	100%

GRAND TOTALS (4)	171,522	87,146		137,799	50,865	70,004
				53%	20%	27%

(1)	Certain definitions:
The term “mineral reserve” represents an estimate of tonnage and grade or quality of indicated and measured mineral resources that can be the basis of an economically viable project.
The term “proven mineral reserve” represents the economically mineable part of a measured mineral resource and can only result from conversion of a measured mineral resource.
The term “probable mineral reserve” represents the economically mineable part of an indicated and, in some cases a measured mineral resource.
(2)	Mineral reserves estimates were calculated and prepared by the Company’s in-house technical staff.
(3)	Quantity of reserves that would be owned if patent was granted.
(4)
The Company also has talc reserves through its Barretts Minerals Inc. (“BMI”) subsidiary. In the fourth quarter of 2023, BMI filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code, and BMI was deconsolidated from our consolidated financial statements. See Note 17 to the consolidated financial statements.

Measured, Indicated and Inferred Resources

The following table sets forth the Company’s measured, indicated and inferred resources by major minerals category at December 31, 2023.

					Total Resources (1)(2) Tons (000s)
	Measured Resources (1)(2) Tons (000s)	Indicated Resources (1)(2) Tons (000s)	Measured and Indicated (1)(2) Resources Tons (000s)	Inferred (1)(2) Resources Tons (000s)	Owned	Unpatented (3)	Leased
Limestone
Adams, MA	12,071	1,664	13,735	579	14,314	—	—
Canaan, CT	30,647	25,234	55,881	3,639	59,520	—	—
Lucerne Valley, CA	59,582	31,562	91,144	7,214	98,358	—	—
Pima County, AZ	7,142	—	7,142	—	—	7,142	—
Total Limestone	109,442	58,460	167,902	11,432	172,192	7,142	—
					96%	4%	0%

Sodium Bentonite
Australia	—	1,201	1,201	—	—	—	1,201
Belle/Colony, WY/SD	8,818	6,902	15,720	94	556	8,137	7,121
Lovell, WY	410	57	467	2,952	1,076	2,217	127
Other SD, WY, MT	4,612	—	4,612	11,030	—	15,642	—
Total Sodium Bentonite	13,840	8,160	22,000	14,076	1,632	25,996	8,449
					5%	72%	23%
Calcium Bentonite
Chao Yang, Liaoning, China	—	300	300	687	—	—	987
Nevada	—	—	—	—	—	—	—
Sandy Ridge, AL	195	—	195	—	—	—	195
Slovakia, Lutila	—	3,470	3,470	—	—	—	3,470
Turkey, Enez	350	—	350	1,192	—	—	1,542
Turkey, Usak	450	—	450	—	—	—	450
Turkey, Unye	—	1,320	1,320	21,000	—	—	22,320
Total Calcium Bentonite	995	5,090	6,085	22,879	—	—	28,964
					0%	0%	100%
Leonardite
Gascoyne, ND	1,435	—	1,435	790	—	—	2,225
					0%	0%	100%
Chromite
South Africa	800	584	1,384	7,093	—	—	8,477
					0%	0%	100%
Other
Nevada	—	2,997	2,997	3,031	—	6,028	—
					0%	100%	0%

GRAND TOTALS (4)	126,512	75,291	201,803	59,301	173,824	39,166	48,115
					67%	15%	18%

(1)	Certain definitions:
The term “ mineral resource” indicates a concentration or occurrence of material of economic interest in or on the Earth’s crust in such form, grade or quality, and quantity that there are reasonable prospects for economic extraction.
The term “measured resource” indicates a mineral resource for which quantity and grade or quality are estimated based on conclusive geological evidence and sampling.
The term “indicated resource” indicates a mineral resource for which quantity and grade or quality are estimated based on adequate geological evidence and sampling.
The term “inferred resource” indicates a mineral resource for which quantity and grade or quality are estimated based on limited geological evidence and sampling.
(2)	Mineral resources estimates were calculated and prepared by the Company’s in-house technical staff.
(3)	Quantity of resources that would be owned if patent was granted.
(4)
The Company also has talc reserves through its Barretts Minerals Inc. (“BMI”) subsidiary. In the fourth quarter of 2023, BMI filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code, and BMI was deconsolidated from our consolidated financial statements. See Note 17 to the consolidated financial statements.

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

The Company maintains a Mining Lead Team that develops standards and systems to ensure Company-wide use of best practices for mining and exploration. The Mining Lead Team ensures that the Company maintains robust controls over its exploration and resource and reserve estimation efforts. In particular, because the Company has a long history of operations at its mining operations, the Company is able to continuously validate its resource and reserve estimates by reference to actual production from each mine. During the process from exploration to final production, ore is tested a minimum of 3 times beginning with exploration drilling, again after overburden removal and finally on finished products after plant processing.  In some cases when blending ore grades, an additional step of testing occurs on stockpiles after hauling from the mine but before plant processing.  The quantities, qualities, and costs of grades obtained from mining and processing are reconciled to quantities, qualities, and costs from reserve estimates and mine models.  To enable additional verification of reserves if needed, all exploration samples are retained until areas are mined out and reclaimed.

The Company believes that its facilities, which are of varying ages and are of different construction types, have been satisfactorily maintained, are in good condition, are suitable for the Company’s operations and generally provide sufficient capacity to meet the Company’s production requirements. Based on past loss experience, the Company believes it is adequately insured with respect to these assets and for liabilities likely to arise from its operations.

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

Assuming the continuation of 2023 annualized usage rates, the Company has reserves of commercially usable sodium bentonite for the next 46 years, commercially usable calcium bentonite for the next 21 years and commercially usable leonardite for more than 30 years.  At current usage levels, the Company has reserves in excess of 26 years at its limestone production facilities.

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

Information About Our Executive Officers

Set forth below are the names and ages of all Executive Officers of the Registrant indicating all positions and offices with the Registrant held by each such person, and each such person’s principal occupations or employment during the past five years.

Name	Age	Position
Douglas T. Dietrich	54	Chairman of the Board and Chief Executive Officer
Erik C. Aldag	39	Senior Vice President, Finance and Treasury, and Chief Financial Officer
Brett Argirakis	59	Group President, Engineered Solutions
Michael A. Cipolla	66	Vice President, Corporate Controller and Chief Accounting Officer
Erin N. Cutler	36	Vice President, Human Resources
Jonathan J. Hastings	61	Senior Vice President, Strategy and M&A
Timothy J. Jordan	49	Vice President, General Counsel, Secretary and Chief Compliance Officer
D.J. Monagle, III	61	Group President, Consumer & Specialties

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

Brett Argirakis was named Group President, Engineered Solutions in January 2023.  Prior to that he was Senior Vice President and Managing Director, Minteq International Inc. and MTI Global Supply Chain effective December 2020, and Vice President and Managing Director, Minteq International effective in 2016 with additional responsibility for MTI Global Supply Chain given in October 2019.  Mr. Argirakis joined the Company in 1987 and has held positions of increasing responsibility. Prior to his current position, he was Global Vice President & General Manager, Refractories effective August 2009.  Prior to that, he served as Director, Marketing, Minteq Europe and as Director of Sales and Field Operations for Minteq U.S.

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

Timothy J. Jordan was named Vice President, General Counsel, Secretary and Chief Compliance Officer effective January 2023.  He joined the Company in 2008 managing all legal aspects of the organization and providing legal support to all corporate functions, as well as, commercial, environmental/regulatory and supply chain activities.  Mr. Jordan possesses global expertise in designing, negotiating and implementing complex packages inclusive of joint venture, long-term manufacturing/supply, sourcing, construction, real estate and technology licensing agreements. Prior to his tenure at the Company, Mr. Jordan specialized in cross-border transactions as an antitrust/M&A specialist for law firms in the EMEA region.

D.J. Monagle III was named Group President, Consumer & Specialties in January 2023. Prior to that he was Group President, Specialty Minerals and Refractories effective March 2017 and Senior Vice President, Chief Operating Officer – Specialty Minerals Inc. and Minteq Group, effective February 2014. He joined the Company in January of 2003 and held positions of increasing responsibility including Senior Vice President and Managing Director, Paper PCC; Vice President and Managing Director - Performance Minerals; Vice President, Americas, Paper PCC; and Global Marketing Director, Paper PCC. Before joining the Company, Mr. Monagle worked for the Paper Technology Group at Hercules between 1990 and 2003, where he held sales and marketing positions of increasing responsibility. Between 1985 and 1990, he served as an aviation officer in the U.S. Army’s 11th Armored Cavalry Regiment, leaving the service as a troop commander with a rank of Captain.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock is traded on the New York Stock Exchange under the symbol “MTX”.

Holders

On February 5, 2024 there were approximately 184 holders of record of the common stock.

Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Dollar Value of Shares that May Yet be Purchased Under the Program
October 18 - October 29	—	$—	—	75,000,000
October 30 - November 26	118,360	$59.14	118,360	68,000,122
November 27 - December 31	109,767	$65.58	228,127	60,801,616
Total	228,127	$62.24

On October 18, 2023, the Company’s Board of Directors authorized the Company’s management to repurchase, at its discretion, up to $75 million of the Company’s shares over a one-year period.  As of December 31, 2023, 228,127 shares have been repurchased under this program for $14.2 million, or an average price of approximately $62.24 per share.

Performance Graph

The graph below compares Minerals Technologies Inc.’s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the S&P 500 index, the Dow Jones US Industrials index, the S&P Midcap 400 index, the Dow Jones US Basic Materials index, the S&P MidCap 400 Materials Sector, the S&P SmallCap 600, and the Russell 2000. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2018 to 12/31/2023.

	2018	2019	2020	2021	2022	2023
Minerals Technologies Inc.	$100.00	$112.68	$121.91	$143.93	$119.85	$141.38
S&P 500	100.00	131.49	155.68	200.37	164.08	207.21
S&P Midcap 400	100.00	126.20	143.44	178.95	155.58	181.15
Dow Jones US Industrials	100.00	132.81	156.62	185.39	159.35	190.83
Dow Jones US Basic Materials	100.00	119.76	141.70	181.07	167.36	185.79
S&P MidCap 400 Materials Sector	100.00	120.88	133.75	176.85	172.02	200.45
S&P SmallCap 600	100.00	122.78	136.64	173.29	145.39	168.73
Russell 2000	100.00	125.52	150.58	172.90	137.56	160.85

To better align with comparable investment opportunities, we are transitioning from the S&P 500 index, the Dow Jones US Industrials index, and the S&P Midcap 400 index to the S&P SmallCap 600 Index and Russell 2000 Index for the year ended December 31, 2023. All indices are presented, in accordance with SEC rules, which require that if a company selects a different index from that used in the immediately preceding fiscal year, the company’s stock performance must be compared against both the newly selected index and previous index in the year of change.

The graph below compares Minerals Technologies Inc.’s cumulative 3-year total shareholder return on common stock with the cumulative total returns of the S&P 500 index, the Dow Jones US Industrials index, the S&P Midcap 400 index, the Dow Jones US Basic Materials index, the S&P MidCap 400 Materials Sector, the S&P SmallCap 600, and the Russell 2000. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2020 to 12/31/2023.

	2020	2021	2022	2023
Minerals Technologies Inc.	$100.00	$118.07	$98.31	$115.97
S&P 500	100.00	128.71	105.40	133.10
S&P Midcap 400	100.00	124.76	108.47	126.29
Dow Jones US Industrials	100.00	118.37	101.75	121.85
Dow Jones US Basic Materials	100.00	127.78	118.11	131.12
S&P MidCap 400 Materials Sector	100.00	132.23	128.61	149.88
S&P SmallCap 600	100.00	126.82	106.40	123.48
Russell 2000	100.00	114.82	91.35	106.82

To better align with comparable investment opportunities, we are transitioning from the S&P 500 index, the Dow Jones US Industrials index, and the S&P Midcap 400 index to the S&P SmallCap 600 Index and Russell 2000 Index for the year ended December 31, 2023. All indices are presented, in accordance with SEC rules, which require that if a company selects a different index from that used in the immediately preceding fiscal year, the company’s stock performance must be compared against both the newly selected index and previous index in the year of change.

The graph below compares Minerals Technologies Inc.’s cumulative 1-year total shareholder return on common stock with the cumulative total returns of the S&P 500 index, the Dow Jones US Industrials index, the S&P Midcap 400 index, the Dow Jones US Basic Materials index, the S&P MidCap 400 Materials Sector, the S&P SmallCap 600, and the Russell 2000. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2022 to 12/31/2023.

	2022	2023
Minerals Technologies Inc.	$100.00	$117.96
S&P 500	100.00	126.29
S&P Midcap 400	100.00	116.44
Dow Jones US Industrials	100.00	119.75
Dow Jones US Basic Materials	100.00	111.01
S&P MidCap 400 Materials Sector	100.00	116.53
S&P SmallCap 600	100.00	116.05
Russell 2000	100.00	116.93

To better align with comparable investment opportunities, we are transitioning from the S&P 500 index, the Dow Jones US Industrials index, and the S&P Midcap 400 index to the S&P SmallCap 600 Index and Russell 2000 Index for the year ended December 31, 2023. All indices are presented, in accordance with SEC rules, which require that if a company selects a different index from that used in the immediately preceding fiscal year, the company’s stock performance must be compared against both the newly selected index and previous index in the year of change.

Item 6.  [Reserved]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Summary

Worldwide sales increased 2% in 2023 to $2.170 billion as compared with $2.126 billion in 2022.  Consolidated income from operations was $171.8 million, as compared with $214.8 million in the prior year.  Included in income from operations for 2023 was a $71.7 million non-cash impairment charge related to the fixed assets of the Company’s subsidiaries, Barretts Minerals Inc.’s (“BMI”) and Barretts Ventures Texas LLC (together with BMI, “Barretts”) and $29.2 million of net litigation expenses incurred in connection with BMI’s bankruptcy, and by BMI to defend against and restores its reserve for claims associated with certain talc products.  In addition, the Company recorded $6.9 million of restructuring charges and $0.3 million of acquisition-related expenses in 2023. Included in income from operations in 2022 was $32.6 million of litigation expenses and $5.1 million of acquisition-related expenses.  Net income was $84.1 million in 2023, as compared to $122.2 million in the prior year.  The Company reported diluted earnings of $2.58 per share in 2023 as compared with $3.73 per share in the prior year.

On October 2, 2023, notwithstanding the Company’s confidence in the safety of BMI’s talc products, Barretts filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas to address and comprehensively resolve BMI’s liabilities associated with talc.  Minerals Technologies Inc. and the Company’s other subsidiaries were not included in the Chapter 11 filing.  Upon this filing, BMI was deconsolidated from the Company’s consolidated financial statements.

In 2023, the Company continued to deliver on its strategic growth initiatives driven by multi-year advancements in new product development, positioning in growth markets and geographies, geographic penetration and growth from acquisitions.

Our balance sheet continues to be strong.  Cash, cash equivalents and short-term investments were $321.5 million as of December 31, 2023.  Cash flow from operations for 2023 was $233.6 million.  The Company currently has more than $500 million of available liquidity, including cash on hand, as well as availability under its revolving credit facility. We believe these factors will allow us to meet our anticipated funding requirements. Our intention is to maintain a balanced approach to capital deployment, by using cash flow for investments in growth and continued debt reduction.

Outlook

The Company will continue to focus on innovation and new product development and other opportunities for sales growth in 2024 from its existing businesses, as follows:

Consumer & Specialties Segment

●	Increase our presence and market share in global pet litter products, particularly in emerging markets.
●	Deploy new products in pet care such as lightweight litter.
●	Increase our sales of calcium carbonate products by further penetration into filling and coating applications in the paper and packaging markets.
●	Promote the Company’s expertise in crystal engineering by developing crystal morphologies that help our customers achieve functional benefits.
●	Deploy new calcium carbonate products in paint, coating and packaging applications.
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
●
Continue the development and market penetration of our FLUORO-SORB® products which address PFAS contamination in soil, groundwater, drinking water sources, landfill leachate and wastewater treatment facilities.

●	Pursue opportunities for the expanded use of our products in environmental, building and construction, infrastructure and oil & gas drilling and water treatment globally.
●	Increase our presence and market share for geosynthetic clay liners globally.

All Segments

●	Further operational excellence principles into all aspects of the organization, including system infrastructure and lean principles.
●	Continue to explore selective acquisitions to fit our competencies in minerals and our core technologies.

However, there can be no assurance that we will achieve success in implementing any one or more of these opportunities.

Results of Operations

Consolidated Income Statement Review

	Year Ended December 31,
(millions of dollars)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Net sales	$2,169.9	$2,125.5	$1,858.3	2.1%	14.4%
Cost of goods sold	1,662.8	1,660.5	1,411.8	0.1%	17.6%
Production margin	507.1	465.0	446.5	9.1%	4.1%
Production margin %	23.4%	21.9%	24.0%

Marketing and administrative expenses	206.0	192.1	186.2	7.2%	3.2%
Research and development expenses	21.2	20.4	19.5	3.9%	4.6%
Impairment of assets	71.7	—	—	*	*
Acquisition-related expenses	0.3	5.1	4.0	(94.1)%	27.5%
Litigation expenses, net	29.2	32.6	—	(10.4)%	*
Restructuring and other items, net	6.9	—	1.1	*	*

Income from operations	171.8	214.8	235.7	(20.0)%	(8.9)%
Operating margin %	7.9%	10.1%	12.7%

Interest expense, net	(59.2)	(43.9)	(37.2)	34.9%	18.0%
Debt extinguishment expenses	—	(6.9)	—	*	*
Non-cash pension settlement charge	—	(3.5)	(1.8)	*	94.4%
Other non-operating income (deductions), net	(4.9)	(3.8)	5.6	28.9%	*
Total non-operating deductions, net	(64.1)	(58.1)	(33.4)	10.3%	74.0%

Income before tax and equity in earnings	107.7	156.7	202.3	(31.3)%	(22.5)%
Provision for taxes on income	23.7	32.1	36.6	(26.2)%	(12.3)%
Effective tax rate	22.0%	20.5%	18.1%

Equity in earnings of affiliates, net of tax	4.3	1.7	2.8	152.9%	(39.3)%

Consolidated net income	88.3	126.3	168.5	(30.1)%	(25.0)%
Less: Net income attributable to non-controlling interests	4.2	4.1	4.1	2.4%	0.0%
Net income attributable to Minerals Technologies Inc. (MTI)	$84.1	$122.2	$164.4	(31.2)%	(25.7)%

*  Not meaningful

Net Sales

	Year Ended December 31,
(millions of dollars)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
U.S.	$1,144.0	$1,135.6	$959.6	0.7%	18.3%
International	1,025.9	989.9	898.7	3.6%	10.1%
Total sales	$2,169.9	$2,125.5	$1,858.3	2.1%	14.4%

Consumer & Specialties Segment	$1,160.2	$1,124.6	$962.6	3.2%	16.8%
Engineered Solutions Segment	1,009.7	1,000.9	895.7	0.9%	11.7%
Total sales	$2,169.9	$2,125.5	$1,858.3	2.1%	14.4%

Worldwide net sales in 2023 increased 2.1% from the previous year to $2,169.9 million.  Net sales in the United States increased 0.7% to $1,144.0 million in 2023 and represented 53.0% of consolidated net sales.  International sales increased 3.6% to $1,025.9 million in 2023 and represented 47.0% of consolidated net sales.

Worldwide net sales in 2022 increased 14.4% from the previous year to $2,125.5 million. Included in net sales for 2022 are $14.7 million of net sales of Concept Pet Heimtierprodukte GmbH (“Concept Pet”), a European supplier of pet litter products we that acquired in April 2022, and $70.0 million of incremental sales from Normerica Inc. (“Normerica”), a North American supplier of premium pet care products that we acquired in July 2021. Foreign exchange had an unfavorable impact on sales of approximately $100 million or 6 percentage points. Net sales in the United States increased 18.3% to $1,135.6 million in 2022 and represented 53.0% of consolidated net sales. International sales increased 10.1% to $989.9 million in 2022 and represented 47.0% of consolidated net sales.

Operating Costs and Expenses

Consolidated cost of sales was $1,662.8 million, $1,660.5 million and $1,411.8 million in 2023, 2022 and 2021, respectively.  Production margin as a percentage of net sales was 23.4% in 2023, 21.9% in 2022 and 24.0% in 2021.  Production margin increased in 2023 primarily due to timing of pricing actions relative to higher inflationary costs, including energy and other manufacturing costs as well as supply chain and logistics challenges.

Marketing and administrative costs were $206.0 million, $192.1 million and $186.2 million in 2023, 2022 and 2021, respectively.  Marketing and administrative costs as a percentage of net sales were 9.5% in 2023, 9.0% in 2022 and 10.0% in 2021.

Research and development expenses were $21.2 million, $20.4 million and $19.5 million in 2023, 2022 and 2021, respectively.  Research and development expenses as a percentage of net sales were 1.0% in 2023, 1.0% in 2022 and 1.0% in 2021.

In 2023, the Company recorded a $71.7 million non-cash impairment charge relating to Barretts’ fixed assets within the Consumer & Specialties segment, $6.9 million in restructuring costs to further streamline our cost structure as a result of organization efficiencies gained through our recent resegmentation, and $0.3 million of acquisition-related expenses.  In addition, the Company recorded $29.2 million of net litigation expenses in connection with BMI’s bankruptcy and by BMI to defend against and restore its reserve for claims associated with certain talc products.

In 2022, the Company recorded $32.6 million of litigation expenses relating to costs incurred to defend against, opportunistically settle, and establish a reserve for claims associated with certain talc products from BMI.  In addition, the Company recorded a $5.1 million charge for acquisition related transaction and integration costs.

In 2021, the Company recorded a $1.1 million charge for asset write-downs and other restructuring costs and $4.0 million for acquisition related transaction and integration costs.

Income from Operations

During 2023, the Company recorded income from operations of $171.8 million, as compared with $214.8 million in the prior year.  Income from operations represented 7.9% of sales compared with 10.1% of sales in the prior year.  Income from operations in 2023 reflected $78.6 million in impairment and restructuring charges,  a $0.3 million charge for acquisition-related expenses, and  $29.2 million of net litigation expenses.

During 2022, the Company recorded income from operations of $214.8 million, as compared with $235.7 million in the prior year.  Income from operations represented 10.1% of sales compared with 12.7% of sales in the prior year.  Income from operations in 2022 reflected a $32.6 million charge for litigation costs  and a $5.1 million charge for acquisition related transaction and integration costs.

Non-Operating Income (Deductions)

The Company recorded non-operating deductions, net of $64.1 million in 2023 as compared with $58.1 million in the previous year.

Included in non-operating deductions was net interest expense of $59.2 million in 2023 as compared to $43.9 million in the prior year, primarily due to higher interest rates.

Included in non-operating deductions was net interest expense of $43.9 million in 2022 as compared to $37.2 million in the prior year, primarily due to higher interest rates. In 2022, the Company recorded debt extinguishment expenses of $6.9 million related to the refinancing of its credit facilities.  Additionally, the Company recorded a $3.5 million non-cash pension settlement charge relating to some of the Company’s retirement plans in the United States.

Provision for Taxes on Income

Provision for taxes was $23.7 million, $32.1 million and $36.6 million in 2023, 2022 and 2021, respectively.  The effective tax rates were 22.0%, 20.5% and 18.1% during 2023, 2022 and 2021, respectively.

The higher effective tax rate in 2023 as compared to 2022 was primarily due to the impact of rate differentials related to foreign earnings indefinitely invested.  The higher effective tax rate in 2022 as compared to 2021 was primarily due to the impact of  the Global Intangible Low-Tax Income provision (“GILTI”) and the 162(m) disallowance.

The other factors having the most significant impact on our effective tax rates in recent periods are percentage depletion, GILTI, Foreign-Derived Intangible Income (“FDII”), 162(m) disallowance, and the tax benefits on restructuring and impairment charges.

Percentage depletion allowances (tax deductions for depletion that may exceed our tax basis in our mineral reserves) are available to us under the income tax laws of the United States for operations conducted in the United States.  The tax benefits from percentage depletion were $11.1 million in 2023, $9.6 million in 2022 and $10.9 million in 2021.

The Company has elected, as its accounting policy, to treat the taxes due from GILTI as a current period expense when incurred. The net charge to the Company for GILTI was $1.1 million, $3.5 million and $1.2 million for 2023, 2022 and 2021, respectively.

We operate in various countries around the world that have tax laws, tax incentives and tax rates that are significantly different than those of the United States.  These differences combine to move our overall effective tax rate higher or lower than the United States statutory rate depending on the mix of income relative to income earned in the United States.  The effects of foreign earnings and the related foreign rate differentials resulted in increases of $8.2 million, $3.8 million and $5.2 million in 2023, 2022 and 2021, respectively.

In 2021, as part of the Organization for Economic Co-operation and Development’s (“OECD”) Inclusive Framework, 140 member countries agreed to the implementation of the Pillar Two Global Minimum Tax (“Pillar 2”).  The Company expects to be subject to the Pillar 2 Model Rules starting in the 2024 calendar year.  Management is currently assessing the jurisdictions that could give rise to additional taxation as well as any potential impacts as a result of the implementation of the rules.  At this time, the Company does not anticipate Pillar 2 to have a material impact on its consolidated financial statements.

Consolidated Net Income Attributable to MTI Shareholders

Consolidated net income was $88.3 million in 2023 and included a $85.8 million charge, net of tax.  This charge consisted of impairment of assets, litigation expenses, restructuring and acquisition related transaction and integration costs.

Consolidated net income was $126.3 million in 2022 and included a $37.9 million charge, net of tax.  This charge consisted of litigation expenses, acquisition related transaction and integration costs, debt extinguishment expenses and a non-cash pension settlement charge.

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

The following discussions highlight the operating results for each of our two segments.

Consumer & Specialties Segment

	Year Ended December 31,
(millions of dollars)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021

Net Sales
Household & Personal Care	$517.6	$476.2	$383.7	$41.4	$92.5
Specialty Additives	642.6	648.4	578.9	(5.8)	69.5
Total net sales	$1,160.2	$1,124.6	$962.6	$35.6	$162.0

Income from operations	$41.6	$79.0	$119.5	$(37.4)	$(40.5)
% of net sales	3.6%	7.0%	12.4%

2023 v 2022

Net sales in the Consumer & Specialties segment increased 3.2% to $1,160.2 million, as compared with $1,124.6 million in the prior year.  Household & Personal Care sales increased 8.7% to $517.6 million from $476.2 million the prior year. This increase was primarily driven by strong demand for our pet litter products in all regions and growth in other high-margin consumer-oriented products.  Specialty Additives sales decreased 0.9% to $642.6 million from $648.4 million primarily as a result of the deconsolidation of BMI in the fourth quarter of 2023.  Sales for BMI in the fourth quarter of 2022 were $12.0 million.

Income from operations was $41.6 million in 2023, as compared to $79.0 million in 2022.  In 2023, the Company recorded a $71.7 million non-cash impairment of assets related to BMI.  In addition, litigation expenses of $29.2 million and $32.6 million were recorded in 2023 and 2022, respectively, relating to BMI.

2022 v 2021

Net sales in the Consumer & Specialties segment increased 16.8% to $1,124.6 million, as compared with $962.6 million in the prior year.  Household & Personal Care sales increased 24.1% to $476.2 million from $383.7 million in the prior year. This increase was driven by strong demand for consumer-oriented products and the acquisition of Concept Pet. Included within 2022 net sales for Household, Personal Care & Specialty Products are $14.7 million of net sales for Concept Pet and $70.0 million of incremental sales from Normerica.  Specialty Additives increased 12.0% to $648.4 million, as compared with $578.9 million in the prior year.  This increase is due to the ramp-up of new paper and packaging volumes and strength in the residential construction and automotive markets.

Income from operations was $79.0 million in 2022, as compared to $119.5 million in 2021.  Included in income from operations for 2022 were $32.6 million relating to costs incurred to defend against, opportunistically settle and establish a reserve for claims associated with certain talc products relating to BMI.  Operating margin was impacted by the timing of contractual and negotiated price increases relative to inflationary cost increases including energy and other manufacturing costs.

Engineered Solutions Segment

	Year Ended December 31,
(millions of dollars)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021

Net Sales
High-Temperature Technologies	$720.9	$702.5	$642.7	$18.4	$59.8
Environmental & Infrastructure	288.8	298.4	253.0	(9.6)	45.4
Total net sales	$1,009.7	$1,000.9	$895.7	$8.8	$105.2

Income from operations	$147.8	$147.1	$127.7	$0.7	$19.4
% of net sales	14.6%	14.7%	14.3%

2023 v 2022

Net sales in the Engineered Solutions segment increased 1% to $1,009.7 million, as compared with $1,000.9 million in the prior year.  High-Temperature Technologies sales increased 2.6% to $720.9 million, as compared with $702.5 million in the prior year.  This increase was driven by strong demand in the North America market and volume recovery in China.  Environmental & Infrastructure sales decreased 3.2% to $288.8 million, as compared with $298.4 million in the prior year.  This decrease is a result of weak commercial construction activity in 2023.

Income from operations was $147.8 million and 14.6% of sales, as compared with $147.1 million and 14.7% of sales in the prior year.  Included in income from operations for 2023 are $3.2 million of restructuring expenses.

2022 v 2021

Net sales in the Engineered Solutions segment increased 11.7% to $1,000.9 million, as compared with $895.7 million in the prior year. High-Temperature Technologies sales increased 9.3% to $702.5 million, as compared with $642.7 million in the prior year.  This increase is primarily driven by improved steel market conditions, strong operating performance and new business development.  Environmental & Infrastructure increased 17.9% to $298.4 million, as compared with $253.0 million in the prior year.  This increase is due to our strength in remediation, wastewater and filtration activity which was offset by a slight decrease in building materials from the timing of projects.

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

Inflation

While inflation historically has not had a material impact on the Company, our financial performance was affected in 2023, and could continue to be adversely affected by increases in energy and commodity prices. Our production processes consume a significant amount of energy, primarily electricity, diesel fuel, natural gas and coal. We use diesel fuel to operate our mining and processing equipment and our freight costs are heavily dependent upon fuel prices and surcharges. Energy costs also affect the cost of raw materials. On a combined basis, these factors represent a large exposure to petrochemical and energy products which may be subject to significant price fluctuations. The contracts pursuant to which we construct and operate our satellite PCC plants generally adjust pricing to reflect the pass-through of increases in costs resulting from inflation, including lime and energy prices. However, there is a time lag before such price adjustments can be implemented. The Company and its customers will typically negotiate reasonable price adjustments in order to recover a portion of these escalating costs, but there can be no assurance that we will be able to recover increasing costs through such negotiations.

Cyclical Nature of Customers’ Businesses

Portions of our sales to customers in the paper manufacturing, metalcasting, steel manufacturing, oil and gas and construction industries have historically been cyclical. The pricing structure of some of our long-term PCC contracts makes our PCC business less sensitive to declines in the quantity of product purchased.  Oil and natural gas prices decreased significantly between 2014 through 2017 and again in 2020, which has caused exploration companies to reduce their capital expenditures and production and exploration activities. This has had the effect of decreasing the demand and increasing competition for the services we provide. We cannot predict the economic outlook in the countries in which we do business, nor in the key industries we serve.

Liquidity and Capital Resources

Cash provided from continuing operations in 2023 was $233.6 million, compared with $105.7 million in prior year. Cash flows provided from operations in 2023 were principally used to fund capital expenditures, repay debt, repurchase shares and to pay the Company’s dividend to common shareholders. The Company’s intention is to use excess cash flow for investments in growth, continued debt reduction and selective share repurchases.

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

As of December 31, 2023, there were $85.0 million in loans and $9.1 million in letters of credit outstanding under the Revolving Facility.

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

The Company has a committed loan facility in Japan. As of December 31, 2023, there was an outstanding balance of $1.4 million on this facility.  Principal will be repaid in accordance with the payment schedule ending in 2026.  The Company repaid $0.5 million on these loans in 2023.

As part of the Concept Pet acquisition, the Company assumed $1.9 million in long-term debt, recorded at fair value, consisting of two terms loans, one that matures in 2025 and one that matures in 2027.  Both loans have annual payments and carry a variable interest rate.  The Company repaid $0.6 million on these loans during 2023.

As of December 31, 2023, the Company had $25.5 million in uncommitted short-term bank credit lines, $0.4 million of which were in use. The credit lines are primarily outside the U.S. and are generally one year in term at competitive market rates at large, well-established institutions.  The Company typically uses its available credit lines to fund working capital requirements or local capital spending needs.  We anticipate that capital expenditures for 2024 should be between $90 million and $100 million, principally related to opportunities to improve our operations and meet our strategic growth objectives. We expect to meet our other long-term financing requirements from internally generated funds, committed and uncommitted bank credit lines and, where appropriate, project financing of certain satellite plants.

During the second quarter of 2018, the Company entered into a floating to fixed interest rate swap for a notional amount of $150 million.  This instrument matured in May 2023. Additionally, the Company entered into a cross currency rate swap with a total notional value of $150 million to exchange monthly fixed-rate interest rate payments in U.S. dollars for monthly fixed-rate interest rate payments in Euros.  This cross currency swap matured in May 2023.  At maturity, the Company realized, in comprehensive income, an after-tax gain of $7.6 million. In the second quarter of 2023, the Company entered into a new floating to fixed interest rate swap for a notional amount of $150 million.  The fair value of this instrument as of December 31, 2023 is a liability of $0.1 million.

In addition to long-term debt, the Company has committed cash outflow related to pension and post-retirement benefit obligations, non-cancelable operating leases, primarily for office space and equipment, and other long-term contractual obligations. Other long-term liabilities include tax liabilities, including contingent obligations associated with gross unrecognized tax benefits for uncertain tax positions and a tax liability for the one-time transition tax on accumulated foreign subsidiary earnings, asset retirement obligations relating to the retirement of certain tangible long-lived assets and land restoration obligations at the Company’s PCC satellite facilities and mining operations.  See Notes 2, 8, 15, 16 and 20 to the Consolidated Financial Statements.

On October 18, 2023, the Company’s Board of Directors authorized the Company’s management to repurchase, at its discretion, up to $75 million of the Company’s shares over a one-year period.  As of December 31, 2023, 228,127 shares have been repurchased under this program for $14.2 million, or an average price of approximately $62.24 per share.

On January 24, 2024, the Company’s Board of Directors declared a regular quarterly dividend on its common stock of $0.10 per share.  No dividend will be payable unless declared by the Board and unless funds are legally available for payment thereof.

The Company and certain of the Company’s subsidiaries are among numerous defendants in over five hundred cases seeking damages for alleged exposure to asbestos-contaminated talc products sold by the Company’s subsidiary BMI. The Company’s position is that these cases are meritless and all talc products sold by BMI are safe. On October 2, 2023 (the “Petition Date”), notwithstanding the Company’s confidence in the safety of BMI’s talc products, Barretts, filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas (the “Chapter 11 Cases”) to address and comprehensively resolve BMI’s liabilities associated with talc.  Minerals Technologies Inc. and the Company’s other subsidiaries were not included in the Chapter 11 filing. BMI intends to pursue a sale of its talc assets under section 363 of the U.S. Bankruptcy Code. Proceeds of the sale will be used to fund the Chapter 11 Cases.  Barretts’ ultimate goal in the Chapter 11 Cases is to confirm a plan of reorganization under Section 524(g) of the U.S. Bankruptcy Code and utilize this provision to establish a trust that will address all current and future talc-related claims.  During the pendency of the Chapter 11 Cases, the Company anticipates that BMI will benefit from the operation of the automatic stay, which stays ongoing litigation in connection with talc-related claims against Barretts.  In addition, subject to certain exceptions, the filing or continued prosecution of all talc-related claims against Barretts’ non-debtor affiliates is temporarily stayed through April 1, 2024 (subject to further extensions), the date on which a hearing is scheduled on the status of the Chapter 11 Cases. Barretts has been deconsolidated from the Company’s financial statements since the Petition Date. The Company recognized a $71.7 million non-cash impairment charge related to Barretts’ fixed assets, and $29.2 million of litigation expenses associated with the Chapter 11 Cases and by BMI to defend against and restore its reserve for claims associated with certain talc products.  Although the Chapter 11 Cases are progressing, it is not possible to predict the form of any ultimate resolution or when an ultimate resolution might occur at this time. Accordingly, the amount that will be necessary to fully and finally resolve all of BMI’s current and future talc-related claims in connection with a confirmed Chapter 11 plan of reorganization cannot be estimated with certainty at this time.  See Note17 to the consolidated financial statements included in this report for more information.

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

In most of our PCC contracts, the price per ton is based upon the total number of tons sold to the customer during the year. Under those contracts, the price billed to the customer for shipments during the year is based on periodic estimates of the total annual volume that will be sold to the customer. Revenues are adjusted at the end of each year to reflect the actual volume sold. There were no significant revenue adjustments in the fourth quarter of 2023 and 2022, respectively. We have consignment arrangements with certain customers in our Engineered Solutions segment.  Revenues for these transactions are recorded when the consigned products are consumed by the customer.

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

The Company has two reporting units; Consumer & Specialties and Engineered Solutions. We identify our reporting units by assessing whether the components of our operating segments constitute businesses for which discrete financial information is available, and management regularly reviews the operating results of those components.  In the fourth quarter of 2023, the Company performed a qualitative assessment of each of its reporting units and determined it was not more likely than not that the fair value of any of its reporting units was less than their carrying values.

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

Deferred tax liabilities represent the amount of income taxes payable in future periods.  Such liabilities arise because of temporary differences between the financial reporting and tax bases of assets and liabilities.  Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years.  Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating losses.  We evaluate the recoverability of these future tax deductions by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences and forecasted operating earnings.  These sources of income inherently rely heavily on estimates. We use our historical experience and business forecasts to provide insight.  The amount recorded for the net deferred tax liability was $123.3 million and $156.0 million at December 31, 2023 and 2022, respectively.

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

Pension Benefits

We sponsor pension and other retirement plans in various forms covering the majority of employees who meet eligibility requirements.  Several statistical and actuarial models which attempt to estimate future events are used in calculating the expense and liability related to the plans.  These models include assumptions about the discount rate, expected return on plan assets and rate of future compensation increases as determined by us, within certain guidelines.  Our assumptions reflect our historical experience and management’s best judgment regarding future expectations.  In addition, our actuarial consultants also use subjective factors such as withdrawal and mortality rates to estimate these assumptions.  The actuarial assumptions used by us may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates, or longer or shorter life spans of participants, among other things.

The investment strategy for pension plan assets is to maintain a broadly diversified portfolio designed to both preserve and grow plan assets to meet future plan obligations. The Company’s average rate of return on assets from inception through December 31, 2023 was approximately 9%.  The Company’s assets are strategically allocated among equity, debt and other investments to achieve a diversification level that dampens fluctuations in investment returns.  The Company’s long-term investment strategy is an investment portfolio mix of approximately 55%-65% in equity securities, 30%-35% in fixed income securities and 0%-15% in other securities.  As of December 31, 2023, the Company had approximately 51% of its pension assets in equity securities, 35% in fixed income securities and 14% in other securities.

The Company recognized pension expense of $5.7 million in 2023 as compared to $4.9 million in 2022.  Accounting guidance on retirement benefits requires companies to discount future benefit obligations back to today’s dollars using a discount rate that is based on high-quality fixed-income investments.  A decrease in the discount rate increases the pension benefit obligation, while an increase in the discount rate decreases the pension benefit obligation.  This increase or decrease in the pension benefit obligation is recognized in Accumulated other comprehensive income (loss) and subsequently amortized into earnings as an actuarial gain or loss.  The guidance also requires companies to use an expected long-term rate of return on plan assets for computing current year pension expense.  Differences between the actual and expected returns are also recognized in Accumulated other comprehensive income (loss) and subsequently amortized into earnings as actuarial gains and losses.  At the end of 2023, total actuarial losses recognized in Accumulated other comprehensive loss for pension plans were $32.1 million as compared to $38.1 million in 2022.  The majority of the actuarial losses were due to decreases in the discount rate and lower actual rates of return on assets than expected during the financial crisis of 2008.

A net gain of $7.6 million ($5.6 million after-tax) primarily due to actuarial gains, driven by a change in discount rates is included in other comprehensive income in 2023. In 2022, a net gain of $46.3 million ($35.3 million after-tax) was recorded in other comprehensive income, primarily due to actuarial gains, driven by a change in discount rates. In 2021, a net gain of $60.6 million ($45.2 million after-tax) was recorded in other comprehensive income, primarily due to a change in discount rates.

Actuarial losses for pensions will be impacted in future periods by actual asset returns, discount rate changes, actual demographic experience and other factors that impact these expenses.  These losses, reported in Accumulated other comprehensive income (loss), will generally be amortized as a component of net periodic benefit cost on a straight-line basis over the average remaining service period of active employees expected to receive benefits under the benefit plans.  At the end of 2023, the average remaining service period of active employees or life expectancy for fully eligible employees was 9 years.

For a detailed discussion on the application of these and other accounting policies, see “Summary of Significant Accounting Policies” in Note 1 to the Consolidated Financial Statements. This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report.

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

Segment Reporting (Topic 280):  Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2024-07, “Segment Reporting (Topic 280):  Improvements to Reportable Segment Disclosures”, which requires entities to report incremental information about significant segment expenses included in a segment’s profit or loss measure, as well as the name and title of the chief operating decision maker.  The guidance also requires interim disclosures related to reportable segment profit or loss and assets that had previously only been disclosed annually.  The new standard is effective for interim and annual periods beginning on or after December 15, 2024.  The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

Income Taxes (Topic 740):  Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2024-09, “Income Taxes (Topic 740):  Improvements to Income Tax Disclosures”, that requires entities to disclose additional information about federal, state, and foreign income taxes primarily related to the income tax rate reconciliation and income taxes paid.  The new standard also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities.  The new standard is effective for interim and annual periods beginning on or after December 15, 2024.   The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

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

Interest Rate Sensitivity

A portion of our long-term bank debt bears interest at variable rates (see Note 15 to the Consolidated Financial Statements) and our results of operations would be affected by interest rate changes to such bank debt outstanding.  The Company utilizes interest rate swaps to limit exposure to market fluctuations on floating-rate debt.  In the second quarter of 2018, the Company entered into an additional floating to fixed interest rate swap for with a total notional value of $150 million.  This swap matured in May 2023.  In the second quarter of 2023, the Company entered into a new floating to fixed interest rate swap for a notional amount of $150 million.  The fair value of this instrument as of December 31, 2023 is a liability of $0.1 million.  An immediate 10% increase in the interest rates would not have a material effect on our results of operations over the next fiscal year.  A one percentage point change in interest rates would cost $3.8 million in incremental interest charges on an annual basis.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, and under the supervision and with participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report of management’s assessment of the design and operating effectiveness of our internal controls as part of this report. Management’s report is included in our consolidated financial statements on page F-42 of this report under the caption entitled “Management’s Report on Internal Control Over Financial Reporting.”

Changes in Internal Control Over Financial Reporting

There were no other changes in the Company’s internal control over financial reporting during the fourth fiscal quarter of 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information concerning the Company’s Board of Directors required by this item is incorporated herein by reference to the Company’s Proxy Statement, under the captions “Corporate Governance”, “Committees of the Board of Directors” and “Item 1- Election of Directors.”

The Board has established a code of ethics for the Chief Executive Officer, the Chief Financial Officer, and the Chief Accounting Officer entitled “Code of Ethics for the Senior Financial Officers,” which is available on our website, www.mineralstech.com, by clicking the links entitled Our Company, then Corporate Governance and then Policies and Charters.

See “Information About Our Executive Officers” in Part I of this report for information regarding executive officers of the Company.

Item 11.  Executive Compensation

The information appearing in the Company’s Proxy Statement under the captions “Compensation Discussion and Analysis,” “Report of the Compensation Committee” and “Compensation of Executive Officers and Directors” is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information appearing in the Company’s Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of December 31, 2023. All of our equity compensation plans have been approved by our stockholders. All outstanding awards relate to our common stock.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,701,812	$63.15	780,915

Total	1,701,812	$63.15	780,915

(1)	Includes shares issuable upon exercise of outstanding stock options and shares issuable upon vesting of time-based deferred restricted stock units (DRSUs).
(2)	The weighted-average exercise price includes all outstanding stock options but does not include DRSUs which do not have an exercise price.

For further information, see Note 6 to the Consolidated Financial Statements.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information appearing in the Company’s Proxy Statement under the caption “Certain Relationships and Related Transactions” is incorporated herein by reference.

The Board has established Corporate Governance principles which include guidelines for determining Director independence, which is available on our website, www.mineralstech.com, by clicking the links entitled “Investors”, then “Corporate Governance”. The information appearing in the Company’s Proxy Statement under the caption “Corporate Governance – Director Independence” is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The information appearing in the Company’s Proxy Statement under the caption “Principal Accountant Fees and Services” is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1.
Financial Statements. The following Consolidated Financial Statements of Mineral Technologies Inc. and subsidiary companies and Reports of Independent Registered Public Accounting Firm are set forth on pages F-2 to F-43.

Consolidated Balance Sheets as of December 31, 2023 and 2022
Consolidated Statements of Income for the years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2023, 2022 and 2021
Notes to the Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm
Management’s Report on Internal Control Over Financial Reporting

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
3.1
Restated Certificate of Incorporation of the Company (Incorporated by reference to exhibit 3.1 filed with the Company’s Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2003)

3.2
By-Laws of the Company as amended and restated effective March 13, 2018 (Incorporated by reference to exhibit 3.1 filed with the Company’s Current Report on Form 8-K (file no. 001-11430) filed on March 19, 2018)

4.1	Specimen Certificate of Common Stock (Incorporated by reference to exhibit 4.1 filed with the Company’s Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2003)
4.2
Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference to exhibit 4.2 filed with the Company’s Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2019)

4.3
Indenture, dated as of June 30, 2020, by and among Minerals Technologies Inc., the subsidiary guarantors from time to time party thereto and The Bank of New York Mellon Trust Company, N.A., as a trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (file no. 001-11430) filed on June 30, 2020.)

10.1
Asset Purchase Agreement, dated as of September 28, 1992, by and between Specialty Refractories Inc. and Quigley Company Inc. (Incorporated by reference to the exhibit so designated filed with the Company’s Registration Statement on Form S-1 (Registration No. 33-51292), originally filed on August 25, 1992)

10.1(a)
Agreement dated October 22, 1992 between Specialty Refractories Inc. and Quigley Company Inc., amending Exhibit 10.1 (Incorporated by reference to the exhibit so designated filed with the Company’s Registration Statement on Form S-1 (Registration No. 33-59510), originally filed on March 15, 1993)

10.1(b)
Letter Agreement dated October 29, 1992 between Specialty Refractories Inc. and Quigley Company Inc., amending Exhibit 10.1 (Incorporated by reference to the exhibit so designated filed with the Company’s Registration Statement on Form S-1 (Registration No. 33-59510), originally filed on March 15, 1993)

10.2
Reorganization Agreement, dated as of September 28, 1992, by and between the Company and Pfizer Inc. (Incorporated by reference to the exhibit so designated filed with the Company’s Registration Statement on Form S-1 (Registration No. 33-51292), originally filed on August 25, 1992)

10.3
Asset Contribution Agreement, dated as of September 28, 1992, by and between Pfizer Inc. and Specialty Minerals Inc. (Incorporated by reference to the exhibit so designated filed with the Company’s Registration Statement on Form S-1 (Registration No. 33-51292), originally filed on August 25, 1992)

10.4
Asset Contribution Agreement, dated as of September 28, 1992, by and between Pfizer Inc. and Barretts Minerals Inc. (Incorporated by reference to the exhibit so designated filed with the Company’s Registration Statement on Form S-1 (Registration No. 33-51292), originally filed on August 25, 1992)

10.4(a)
Agreement dated October 22, 1992 between Pfizer Inc, Barretts Minerals Inc. and Specialty Minerals Inc., amending Exhibits 10.3 and 10.4 (Incorporated by reference to the exhibit so designated filed with the Company’s Registration Statement on Form S-1 (Registration No. 33-59510), originally filed on March 15, 1993)

10.5
Employment Agreement, dated December 13, 2016, between the Company and Douglas T. Dietrich (Incorporated by reference to exhibit 10.1 filed with the Company’s Current Report on Form 8-K (file no. 001-11430) filed on December 16, 2016) (+)

10.5(a)
First Amendment to Employment Agreement, dated April 15, 2021, between the Company and Douglas T. Dietrich (Incorporated by reference to exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q (file no. 001-11430) for the quarter ended April 4, 2021) (+)

10.6
Form of Employment Agreement between the Company and each of Erik C. Aldag, Brett Argirakis,  Michael A. Cipolla, Erin N. Cutler, Jonathan J. Hastings, Timothy J. Jordan, and D.J. Monagle, III (Incorporated by reference to exhibit 10.6 filed with the Company’s Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2016) (+)

10.7
Severance Agreement between the Company and Douglas T. Dietrich (Incorporated by reference to the exhibit 10.2 filed with the Company’s Current Report on form 8-K (file no. 001-11430) filed on December 16, 2016) (+)

10.7(a)
First Amendment to Severance Agreement between the Company and Douglas T. Dietrich (Incorporated by reference to exhibit 10.2 filed with the Company’s Quarterly Report on Form 10-Q (file no. 001-11430) for the quarter ended April 4, 2021) (+)

10.8
Form of Severance Agreement between the Company and each of Erik C. Aldag, Brett Argirakis, Michael A. Cipolla, Erin N. Cutler, Jonathan J. Hastings, Timothy J. Jordan, and D.J. Monagle, III (Incorporated by reference to exhibit 10.8 filed with the Company’s Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2016) (+)

10.9
Form of Indemnification Agreement between the Company and each of Erik C. Aldag, Brett Argirakis, Michael A. Cipolla, Erin N. Cutler, Douglas T. Dietrich, Jonathan J. Hastings, Timothy J. Jordan, D.J. Monagle III and each of the Company’s non-employee directors (Incorporated by reference to exhibit 10.1 filed with the Company’s Current Report on Form 8-K (file no. 001-11430) filed on May 8, 2009) (+)

10.10
Company Nonfunded Deferred Compensation and Unit Award Plan for Non-Employee Directors, as amended and restated effective January 1, 2008 (Incorporated by reference to exhibit 10.8 filed with the Company’s Quarterly Report on Form 10-Q (file no. 001-11430) for the quarter ended March 30, 2008) (+)

10.10(a)
First Amendment to the Company Nonfunded Deferred Compensation and Unit Award Plan for Non-Employee Directors, dated January 18, 2012 (Incorporated by reference to exhibit 10.11(a) filed with the Company’s Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2011) (+)

10.11
2015 Stock Award and Incentive Plan of the Company, as amended and restated effective March 11, 2020 (Incorporated by reference to Appendix A to the Company’s Supplement to its 2020 Proxy Statement (file no. 001-11430) filed on April 22, 2020) (+)

10.11(a)	Form of Stock Option Agreement (Incorporated by reference to exhibit 10.12(a) filed with the Company’s Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2019) (+)
10.11(b)
Form of Deferred Restricted Stock Unit Agreement (Incorporated by reference to exhibit 10.12(b) filed with the Company’s Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2019) (+)

10.12
Company Retirement Plan, as amended and restated, dated August 27, 2020 (Incorporated by reference to exhibit 10.13 filed with the Company’s Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2020) (+)

10.13
Company Supplemental Retirement Plan, amended and restated effective December 31, 2009 (Incorporated by reference to exhibit 10.13 filed with the Company’s Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2009) (+)

10.13(a)
First Amendment to Company Supplemental Retirement Plan, as amended and restated, dated December 22, 2014 (Incorporated by reference to exhibit 10.14(a) filed with the Company’s Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2014)(+)

10.13(b)
Second Amendment to Company Supplemental Retirement Plan, as amended and restated, dated December 20, 2019 (Incorporated by reference to exhibit 10.14(b) filed with the Company’s Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2019) (+)

10.14
Company Savings and Investment Plan, as amended and restated, dated December 21, 2012 (Incorporated by reference to exhibit 10.14 filed with the Company’s Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2012) (+)

10.14(a)
Amendment to the Company Savings and Investment Plan, as amended and restated, dated December 5, 2013 (Incorporated by reference to exhibit 10.15(a) filed with the Company’s Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2013) (+)

10.14(b)
Amendment to the Company Savings and Investment Plan, as amended and restated, dated December 5, 2013 (Incorporated by reference to exhibit 10.15(b) filed with the Company’s Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2013) (+)

10.14(c)
Third Amendment to the Company Savings and Investment Plan, as amended and restated, dated December 22, 2014 (Incorporated by reference to exhibit 10.15(c) filed with the Company’s Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2014)(+)

10.14(d)
Amendment to the Company Savings and Investment Plan, as amended and restated, dated December 31, 2015 (Incorporated by reference to exhibit 10.15(d) filed with the Company’s Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2015)(+)

10.14(e)
Amendment to the Company Savings and Investment Plan, as amended and restated, dated July 16, 2020 (Incorporated by reference to exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q (file no. 001-11430) for the quarter ended June 28, 2020)(+)

10.14(f)
Amendment to the Company Savings and Investment Plan, as amended and restated, dated December 21, 2020 (Incorporated by reference to exhibit 10.15(f) filed with the Company’s Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2020) (+)

10.14(g)
Amendment to the Company Savings and Investment Plan, as amended and restated, dated May 25, 2022 (Incorporated by reference to exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q (file no. 001-11430) for the quarter ended July 3, 2022) (+)

10.14(h)
Amendment to the Company Savings and Investment Plan, as amended and restated, dated December 15, 2022 (Incorporated by reference to exhibit 10.14(h) filed with the Company’s Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2022) (+)

10.15
Company Supplemental Savings Plan, amended and restated effective December 31, 2009 (Incorporated by reference to exhibit 10.15 filed with the Company’s Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2009) (+)

10.15(a)
Amendment to the Company Supplemental Savings Plan, dated December 28, 2011 (Incorporated by reference to exhibit 10.16(a) filed with the Company’s Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2011)(+)

10.15(b)
First Amendment to the Company Supplemental Savings Plan, dated December 22, 2014 (Incorporated by reference to exhibit 10.16(b) filed with the Company’s Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2014)(+)

10.15(c)
Second Amendment to the Company Supplemental Savings Plan, dated December 22, 2014 (Incorporated by reference to exhibit 10.16(c) filed with the Company’s Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2014)(+)

10.15(d)
Third Amendment to the Company Supplemental Savings Plan, dated December 16, 2016 (Incorporated by reference to exhibit 10.16(d) filed with the Company’s Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2016)(+)

10.15(e)
Fourth Amendment to the Company Supplemental Savings Plan, dated December 20, 2019 (Incorporated by reference to exhibit 10.16(e) filed with the Company’s Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2019) (+)

10.16
Company Health and Welfare Plan, effective as of April 1, 2003 and amended and restated as of January 1, 2006 (Incorporated by reference to exhibit 10.14 filed with the Company’s Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2006)(+)

10.16(a)
Amendment to the Company Health and Welfare Plan, dated May 19, 2009 (Incorporated by reference to exhibit 10.16(a) filed with the Company’s Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2009) (+)

10.16(b)
First Amendment to Company Health and Welfare Plan, dated December 22, 2014 (Incorporated by reference to exhibit 10.17(b) filed with the Company’s Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2014)(+)

10.17
Company Retiree Medical Plan, effective as of January 1, 2011 (Incorporated by reference to exhibit 10.17 filed with the Company’s Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2010)(+)

10.17(a)
First Amendment to Company Retiree Medical Plan, dated December 22, 2014 (Incorporated by reference to exhibit 10.18(a) filed with the Company’s Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2014)(+)

10.17(b)
Second Amendment to Company Retiree Medical Plan, dated November 10, 2021 (Incorporated by reference to exhibit 10.18(b) filed with the Company’s Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2021) (+)

10.18
Amended and Restated Grantor Trust Agreement, dated as of April 1, 2010, by and between the Company and the Wilmington Trust Company (Incorporated by reference to exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q (file no. 001-11430) for the period ended April 4, 2010)(+)

10.18(a)
Agreement and Amendment No. 1, dated October 1, 2017, to the Amended and Restated Grantor Trust Agreement, dated as of April 1, 2010, by and between the Company and the Wilmington Trust Company (Incorporated by reference to exhibit 10.19(a) filed with the Company’s Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2017)(+)

10.19
Refinancing Facility Agreement dated as of August 11, 2022, among Minerals Technologies Inc., certain subsidiaries party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent. (Incorporated by reference to the exhibit 10.1 filed with the Company’s Current Report on Form 8-K (file no. 001-11430) filed on August 11, 2022)

10.20
Indenture, dated July 22, 1963, between the Cork Harbour Commissioners and Roofchrome Limited (Incorporated by reference to the exhibit so designated filed with the Company’s Registration Statement on Form S-1 (Registration No. 33-51292), originally filed on August 25, 1992)

21.1	Subsidiaries of the Company (*)
23.1	Consent of Independent Registered Public Accounting Firm (*)
24	Power of Attorney (*)
31.1	Rule 13a-14(a)/15d-14(a) Certification executed by the Company’s principal executive officer (*)
31.2	Rule 13a-14(a)/15d-14(a) Certification executed by the Company’s principal financial officer (*)
32	Section 1350 Certification (*)
95	Information Concerning Mine Safety Violations (*)
97	Policy for Recoupment of Incentive Compensation (*)
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(*)	Filed herewith.
(+)	Management contract or compensatory plan or arrangement required to be filed pursuant to Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Douglas T. Dietrich
Douglas T. Dietrich
Chairman of the Board and Chief Executive Officer

February 16, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Douglas T. Dietrich	Chairman of the Board and Chief Executive Officer	February 16, 2024
Douglas T. Dietrich	(Principal Executive Officer)

/s/ Erik C. Aldag	Senior Vice President – Finance and Treasury,	February 16, 2024
Erik C. Aldag	Chief Financial Officer (Principal Financial Officer)

/s/ Michael A. Cipolla	Vice President – Controller and	February 16, 2024
Michael A. Cipolla	Chief Accounting Officer (Principal Accounting Officer)

*	Director	February 16, 2024
Joseph C. Breunig

*	Director	February 16, 2024
John J. Carmola

*	Director	February 16, 2024
Robert L. Clark

*	Director	February 16, 2024
Alison A. Deans

/s/ Douglas T. Dietrich	Chairman	February 16, 2024
Douglas T. Dietrich

*	Director	February 16, 2024
Franklin L. Feder

*	Director	February 16, 2024
Rocky Motwani

*	Director	February 16, 2024
Carolyn K. Pittman

*	Director	February 16, 2024
Marc E. Robinson

* By: /s/ Timothy J. Jordan
Timothy J. Jordan
Attorney-in-Fact

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(millions of dollars, except share and per share amounts)	2023	2022

ASSETS

Current assets:
Cash and cash equivalents	$317.2	$247.2
Short-term investments, at cost which approximates market	4.3	5.6
Accounts receivable	399.1	404.0
Inventories	325.4	348.8
Prepaid expenses	45.0	43.3
Other current assets	8.0	21.6
Total current assets	1,099.0	1,070.5

Property, plant and equipment, less accumulated depreciation and depletion	986.8	1,050.4
Goodwill	913.6	914.8
Intangible assets	231.0	241.9
Deferred income taxes	16.0	24.4
Other assets and deferred charges	100.2	99.6
Total assets	$3,346.6	$3,401.6

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term debt	$85.4	$119.7
Current maturities of long-term debt	18.0	14.5
Accounts payable	188.7	193.8
Income tax payable	14.0	9.5
Accrued compensation and related items	59.2	55.3
Other current liabilities	92.0	109.8
Total current liabilities	457.3	502.6

Long-term debt, net of unamortized discount and deferred financing costs	911.1	928.1
Deferred income taxes	139.3	180.4
Accrued pension and postretirement benefits	51.7	63.5
Other non-current liabilities	100.5	113.8
Total liabilities	1,659.9	1,788.4

Shareholders’ equity:
Preferred stock, without par value; 1,000,000 shares authorized; none issued	—	—
Common stock, par value at $0.10 per share; 100,000,000 shares authorized; Issued 49,657,464 shares in 2023 and 49,528,306 shares in 2022	4.9	4.9
Additional paid-in capital	501.2	487.6
Retained earnings	2,360.6	2,284.6
Accumulated other comprehensive loss	(369.4)	(366.5)
Less common stock held in treasury, at cost; 17,252,743 shares in 2023 and 17,033,040 shares in 2022	(845.3)	(831.1)

Total Minerals Technologies Inc. shareholders’ equity	1,652.0	1,579.5
Non-controlling interests	34.7	33.7
Total shareholders’ equity	1,686.7	1,613.2

Total liabilities and shareholders’ equity	$3,346.6	$3,401.6

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(millions of dollars, except per share data)	2023	2022	2021
Net sales	$2,169.9	$2,125.5	$1,858.3
Cost of goods sold	1,662.8	1,660.5	1,411.8

Production margin	507.1	465.0	446.5

Marketing and administrative expenses	206.0	192.1	186.2
Research and development expenses	21.2	20.4	19.5
Impairment of assets	71.7	—	—
Acquisition-related expenses	0.3	5.1	4.0
Litigation expenses, net	29.2	32.6	—
Restructuring and other items, net	6.9	—	1.1
Income from operations	171.8	214.8	235.7

Interest expense, net	(59.2)	(43.9)	(37.2)
Debt extinguishment expenses	—	(6.9)	—
Non-cash pension settlement charge	—	(3.5)	(1.8)
Other non-operating deductions, net	(4.9)	(3.8)	5.6
Total non-operating deductions, net	(64.1)	(58.1)	(33.4)

Income before tax and equity in earnings	107.7	156.7	202.3
Provision for taxes on income	23.7	32.1	36.6
Equity in earnings of affiliates, net of tax	4.3	1.7	2.8

Net income	88.3	126.3	168.5
Less:
Net income attributable to non-controlling interests	4.2	4.1	4.1
Net income attributable to Minerals Technologies Inc. (MTI)	$84.1	$122.2	$164.4

Earnings per share:

Basic:
Income from operations attributable to MTI	$2.59	$3.74	$4.89
Diluted:
Income from operations attributable to MTI	$2.58	$3.73	$4.86

Cash dividends declared per common share	$0.25	$0.20	$0.20

Shares used in computation of earnings per share:
Basic	32.5	32.7	33.6
Diluted	32.6	32.8	33.8

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(millions of dollars)	2023	2022	2021
Net income	$88.3	$126.3	$168.5
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(6.1)	(78.9)	(78.9)
Pension and postretirement plan adjustments	5.6	35.3	45.2
Unrealized gain (loss) on cash flow hedges	(3.3)	7.8	8.4
Total other comprehensive loss, net of tax	(3.8)	(35.8)	(25.3)
Total comprehensive income including non-controlling interests	84.5	90.5	143.2

Less: Net income attributable to non-controlling interests	4.2	4.1	4.1
Less: Foreign currency translation adjustments attributable to non-controlling interests	(0.9)	(2.9)	(0.1)
Comprehensive income attributable to non-controlling interests	3.3	1.2	4.0

Comprehensive income attributable to Minerals Technologies Inc.	$81.2	$89.3	$139.2

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(millions of dollars)	2023	2022	2021
Operating Activities:

Net income	$88.3	$126.3	$168.5

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	95.0	94.2	94.6
Loss (gain) on disposal of property, plant and equipment	2.0	(0.1)	0.4
Deferred income taxes	(34.8)	(17.2)	2.1
Pension amortization and settlement loss	2.3	8.4	13.1
Provision for bad debts	2.8	4.1	0.9
Stock-based compensation	11.3	10.4	10.7
Impairment of assets	71.7	—	0.7
Reduction of right of use asset	14.1	12.8	12.3
Non-cash debt extinguishment expenses	—	6.9	—
Restructuring costs	6.9	—	0.4
Other non-cash items	(4.3)	(1.7)	(3.2)

Changes in operating assets and liabilities
Accounts receivable	1.8	(48.3)	(7.2)
Inventories	18.7	(66.1)	(58.2)
Pension plan funding	(9.9)	(9.1)	(11.1)
Accounts payable	(2.9)	7.2	43.0
Restructuring liabilities	(2.8)	(0.7)	(1.4)
Income taxes payable	6.7	11.7	(6.0)
Prepaid expenses and other	(33.3)	(33.1)	(27.2)
Net cash provided by operating activities	233.6	105.7	232.4

Investing Activities:

Purchases of property, plant and equipment	(93.5)	(82.3)	(86.0)
Cash paid for acquisitions, net of cash acquired	(1.8)	(22.4)	(194.4)
Proceeds from sale of assets	0.2	1.0	0.7
Purchases of short-term investments	(17.9)	(6.6)	(9.4)
Proceeds from sale of short-term investments	20.0	6.7	8.3
Other investing activities	1.3	2.0	2.2
Net cash used in investing activities	(91.7)	(101.6)	(278.6)

Financing Activities:

Long-term debt issuance	—	550.0	—
Debt issuance costs	—	(3.3)	—
Repayment of long-term debt	(14.8)	(552.3)	(1.2)
Proceeds from issuance of short-term debt	—	39.3	100.5
Repayment of short-term debt	(34.5)	—	(20.5)
Purchase of common stock for treasury	(14.2)	(56.0)	(74.7)
Proceeds from issuance of stock under option plan	5.1	5.7	12.8
Tax withholding payments for stock-based compensation	(2.8)	(3.3)	(2.7)
Dividends paid to non-controlling interests	(2.4)	(7.7)	(1.8)
Cash dividends paid	(8.1)	(6.5)	(6.8)
Net cash provided by (used in) financing activities	(71.7)	(34.1)	5.6

Effect of exchange rate changes on cash and cash equivalents	(0.2)	(22.3)	(27.6)

Net increase (decrease) in cash and cash equivalents	70.0	(52.3)	(68.2)
Cash and cash equivalents at beginning of period	247.2	299.5	367.7
Cash and cash equivalents at end of period	$317.2	$247.2	$299.5

Supplemental disclosure of cash flow information:
Non-cash financing activities
Treasury stock purchases settled after period end	$0.6	$—	$0.5

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Equity Attributable to MTI
(millions of dollars)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interests	Total
Balance as of December 31, 2020	$4.9	$453.3	$2,011.3	$(308.3)	$(700.4)	$37.9	$1,498.7

Net income	—	—	164.4	—	—	4.1	168.5
Other comprehensive loss	—	—	—	(25.3)	—	—	(25.3)
Dividends declared	—	—	(6.8)	—	—	—	(6.8)
Dividends paid to non-controlling interests	—	—	—	—	—	(1.8)	(1.8)
Issuance of shares pursuant to employee stock compensation plans	—	12.8	—	—	—	—	12.8
Purchase of common stock for treasury	—	—	—	—	(74.7)	—	(74.7)
Stock-based compensation	—	10.7	—	—	—	—	10.7
Conversion of RSU’s for tax withholding	—	(2.6)	—	—	—	—	(2.6)
Balance as of December 31, 2021	$4.9	$474.2	$2,168.9	$(333.6)	$(775.1)	$40.2	$1,579.5

Net income	—	—	122.2	—	—	4.1	126.3
Other comprehensive loss	—	—	—	(32.9)	—	(2.9)	(35.8)
Dividends declared	—	—	(6.5)	—	—	—	(6.5)
Dividends paid to non-controlling interests	—	—	—	—	—	(7.7)	(7.7)
Issuance of shares pursuant to employee stock compensation plans	—	5.7	—	—	—	—	5.7
Purchase of common stock for treasury	—	—	—	—	(56.0)	—	(56.0)
Stock-based compensation	—	10.4	—	—	—	—	10.4
Conversion of RSU’s for tax withholding	—	(2.7)	—	—	—	—	(2.7)
Balance as of December 31, 2022	$4.9	$487.6	$2,284.6	$(366.5)	$(831.1)	$33.7	$1,613.2

Net income	—	—	84.1	—	—	4.2	88.3
Other comprehensive loss	—	—	—	(2.9)	—	(0.9)	(3.8)
Dividends declared	—	—	(8.1)	—	—	—	(8.1)
Dividends paid to non-controlling interests	—	—	—	—	—	(2.3)	(2.3)
Issuance of shares pursuant to employee stock compensation plans	—	5.1	—	—	—	—	5.1
Purchase of common stock for treasury	—	—	—	—	(14.2)	—	(14.2)
Stock-based compensation	—	11.3	—	—	—	—	11.3
Conversion of RSU’s for tax withholding	—	(2.8)	—	—	—	—	(2.8)
Balance as of December 31, 2023	$4.9	$501.2	$2,360.6	$(369.4)	$(845.3)	$34.7	$1,686.7

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies

Business

Minerals Technologies Inc. (the “Company”) is a leading, technology-driven specialty minerals company that develops, produces, and markets a broad range of mineral and mineral-based products, related systems and services.  The Company serves globally a wide range of consumer and industrial markets, including household and personal care, paper and packaging, food and pharmaceutical, automotive, construction, steel and foundry, environmental, and infrastructure.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of  the Company, its wholly and majority-owned subsidiaries, as well as variable interest entities for which the Company is the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The Company employs accounting policies that are in accordance with U.S. generally accepted accounting principles and require management to make estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported period. Significant estimates include those related to valuation of long-lived assets, goodwill and other intangible assets, certain pension plan assumptions, valuation of deferred income tax assets, and litigation and environmental liabilities. Actual results could differ from those estimates.

Cash Equivalents and Short-term Investments

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Short-term investments consist of financial instruments, mainly bank deposits, with original maturities beyond three months, but less than twelve months.  Short-term investments amounted to $4.3 million and $5.6 million at December 31, 2023 and 2022, respectively. There were no unrealized holding gains and losses on the short-term bank investments held at December 31, 2023.

Trade Accounts Receivable

Trade accounts receivables are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable.  The Company determines the allowance based on historical write-off experience and specific allowances for bankrupt customers.  The Company also analyzes the collection history and financial condition of its other customers, considering current industry conditions and determines whether an allowance needs to be established. The Company reviews its allowance for doubtful accounts monthly.  Past due balances over 90 days based on payment terms are reviewed individually for collectability.  Allowance for doubtful accounts was $20.3 million  and $15.1 million at December 31, 2023 and 2022, respectively. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The Company does not have any off-balance-sheet credit exposure related to its customers.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

Additionally, items such as idle facility expense, freight handling costs, and re-handling costs are recognized as current period charges.  The allocation of fixed production overheads to the costs of conversion are based upon the normal capacity of the production facility.  Fixed overhead costs associated with idle capacity are expensed as incurred.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Significant improvements are capitalized, while maintenance and repair expenditures are charged to operations as incurred.  The Company capitalizes interest cost as a component of construction in progress. The straight-line method of depreciation is used for substantially all the assets for financial reporting purposes, except for mining related equipment which uses units-of-production method.  The annual rates of depreciation are 3% - 6.67% for buildings, 6.67% - 12.5% for machinery and equipment, 8% - 12.5% for furniture and fixtures and 12.5% - 25% for computer equipment and software-related assets.  The estimated useful lives of our PCC production facilities and machinery and equipment pertaining to our natural stone mining and processing plants and our chemical plants are 15 years.

Property, plant and equipment are depreciated over their useful lives. Useful lives are based on management’s estimates of the period that the assets can generate revenue, which does not necessarily coincide with the remaining term of a customer’s contractual obligation to purchase products made using those assets. The Company’s sales of PCC are predominantly pursuant to long-term evergreen contracts, initially ten years in length, with paper mills at which the Company operates satellite PCC plants. The terms of many of these agreements have been extended, often in connection with an expansion of the satellite PCC plant. Failure of a PCC customer to renew an agreement or continue to purchase PCC from a Company facility could result in an impairment of assets charge or accelerated depreciation at such facility.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired.  Goodwill is not amortized, but instead assessed for impairment.  Intangible assets with estimable useful lives are amortized on a straight-line basis over their respective estimated lives to the estimated residual values and reviewed for impairment.

The Company performs a qualitative assessment for each of its reporting units to determine if the two-step process for impairment testing is required.  If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company would then evaluate the recoverability of goodwill using a two-step impairment test approach at the reporting unit level. In the first step, the fair value for the reporting unit is compared to its book value including goodwill. In the case that the fair value of the reporting unit is less than book value, a second step is performed which compares the fair value of the reporting unit’s goodwill to the book value of the goodwill.  The fair value for the goodwill is determined based on the difference between the fair values of the reporting unit and the net fair values of the identifiable assets and liabilities of such reporting unit.  If the fair value of the goodwill is less than the book value, the difference is recognized as impairment.

In addition to the assessment of goodwill impairment, the Company also reviews its other identifiable intangibles for impairment.  Each year, the Company reviews whether events or changes in circumstances could indicate that a long-lived asset’s carrying amount may not be recoverable.  Should such events occur, the value of intangibles not recoverable would be recognized as impairment.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Investment in Joint Ventures

The Company uses the equity method of accounting to record the results of its investments in companies in which it has significant influence but does not control; and cost method of accounting in companies in which it cannot exercise significant control. The Company records the equity in earnings of its investments in joint ventures on a one-month lag. At December 31, 2023 and 2022, the book value of the Company’s equity method investments was $20.0 million and $16.5 million.

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

Derivative Financial Instruments

The Company records derivative financial instruments which are used to hedge certain foreign exchange risk at fair value on the balance sheet.  See Note 12 for a full description of the Company’s hedging activities and related accounting policies.

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

In most of our PCC contracts, the price per ton is based upon the total number of tons sold to the customer during the year. Under those contracts, the price billed to the customer for shipments during the year is based on periodic estimates of the total annual volume that will be sold to the customer. Revenues are adjusted at the end of each year to reflect the actual volume sold.  There were no significant revenue adjustments in the fourth quarter of 2023 and 2022, respectively.  We have consignment arrangements with certain customers in our Engineered Solutions segment.  Revenues for these transactions are recorded when the consigned products are consumed by the customer.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Foreign Currency

The assets and liabilities of the Company’s international subsidiaries are translated into U.S. dollars using exchange rates at the respective balance sheet date.  The resulting translation adjustments are recorded in accumulated other comprehensive income (loss) in shareholders’ equity.  Income statement items are generally translated at monthly average exchange rates prevailing during the period.  International subsidiaries operating in highly inflationary economies translate non-monetary assets at historical rates, while net monetary assets are translated at current rates, with the resulting translation adjustments included in net income.  At December 31, 2023, the Company had no international subsidiaries operating in highly inflationary economies, with the exception of its subsidiaries in Turkey.

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

The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous.  As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time.  As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of operations. The Company’s accounting policy is to recognize interest and penalties as part of its provision for income taxes. See Note 8 for additional detail on our uncertain tax positions.

The accompanying financial statements do not include a provision for foreign withholding taxes on international subsidiaries’ unremitted earnings, which are expected to be permanently reinvested overseas.

Research and Development

Research and development costs are expensed as incurred.

Accounting for Stock-Based Compensation

The Company recognizes compensation expense for share-based awards based upon the grant date fair value over the vesting period.

Pension and Post-retirement Benefits

The Company has defined benefit pension plans covering the majority of its eligible employees.  The benefits are generally based on years of service and an employee’s modified career earnings.

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

Segment Reporting (Topic 280):  Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2024-07, “Segment Reporting (Topic 280):  Improvements to Reportable Segment Disclosures”, which requires entities to report incremental information about significant segment expenses included in a segment’s profit or loss measure, as well as the name and title of the chief operating decision maker.  The guidance also requires interim disclosures related to reportable segment profit or loss and assets that had previously only been disclosed annually.  The new standard is effective for interim and annual periods beginning on or after December 15, 2024.  The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

Income Taxes (Topic 740):  Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2024-09, “Income Taxes (Topic 740):  Improvements to Income Tax Disclosures”, that requires entities to disclose additional information about federal, state, and foreign income taxes primarily related to the income tax rate reconciliation and income taxes paid.  The new standard also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities.  The new standard is effective for interim and annual periods beginning on or after December 15, 2024.   The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

Note 2.  Leases

The Company determines if an arrangement is a lease at inception.  The Company has operating leases for premises, equipment, rail cars and automobiles.  Our leases have remaining lease terms of 1 year to 50 years, some of which may include options to extend the leases further. The Company considers these options in determining the lease term used to establish the right-of-use assets and lease liabilities. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based upon the information available at commencement date, or as of implementation of ASC 842, in determining the present value of lease payments.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Operating lease cost was $16.8 million, $15.7 million and $15.3 for the years ended December 31, 2023 , December 31, 2022 and December 31, 2021, respectively. The components of lease costs are as follows:

	December 31,
(millions of dollars)	2023	2022	2021
Operating lease cost	$16.7	$15.6	$15.2
Short-term lease cost	0.1	0.1	0.1
Total	$16.8	$15.7	$15.3

Supplemental cash flow information and non-cash activity related to our leases are as follows:

(millions of dollars)	December 31, 2023

Operating cash flows information:
Cash paid for amounts included in the measurement of lease liabilities	$16.8
Non-cash activity:
Right-of-use assets obtained in the exchange for operating lease liabilities	$10.0

Weighted average remaining lease term, and weighted average discount rates related to the Company’s leases were as follows:

Weighted-average remaining operating lease term (in years)	5.55
Weighted-average operating leases discount rate	5.1%

The following table summarizes the Company’s outstanding lease assets and liabilities and their classification on the Consolidated Balance Sheet:

		December 31,
(millions of dollars)	Balance Sheet Classification	2023	2022

Right-of-use-asset	Other assets and deferred charges	$44.1	$49.1
Lease liability - current	Other current liabilities	13.5	13.5
Lease liability - non-current	Other non-current liabilities	37.9	43.9

Future minimum lease payments under the Company’s leases as of December 31, 2023 were as follows:

(millions of dollars)	December 31, 2023

2024	$15.7
2025	12.5
2026	10.6
2027	7.3
2028	5.9
Thereafter	7.6
Total future minimum lease payments	59.6
Less imputed interest	(8.2)
Total	$51.4

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

Our primary performance obligation (the sale of products) is satisfied upon shipment or delivery to our customers based on written sales terms, which is also when control is transferred.  In most of our contracts in our Specialty Additives product line, which is in our Consumer & Specialties segment, the price per ton is based upon the total number of tons sold to the customer during the year.  Under these contracts, the price billed to the customer for shipments during the year is based on periodic estimates of the total annual volume that will be sold to such customer.  Revenues are adjusted at the end of each year to reflect the actual volume sold.

Revenue from sales of equipment, primarily in our High-Temperature Technologies product line within our Engineered Solutions segment, is recorded upon completion of installation and control is transferred to the customer.  Revenue from services is recorded when the services have been performed.  Included within our High-Temperature Technologies product line are certain consignment arrangements with certain customers in our Engineered Solutions segment.  Revenues for these transactions are recorded when the consigned products are consumed by the customer and control is transferred.

Revenue where our performance obligations are satisfied in phases is recognized over time using certain input measures based on the measurement of the value transferred to the customer, including milestones achieved.

The following table disaggregates our revenue by major source (product line) for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
(millions of dollars)	2023	2022	2021
Net Sales
Household & Personal Care	$517.6	$476.2	$383.7
Specialty Additives	642.6	648.4	578.9
Consumer & Specialties Segment	1,160.2	1,124.6	962.6

High-Temperature Technologies	720.9	702.5	642.7
Environmental & Infrastructure	288.8	298.4	253.0
Engineered Solutions	1,009.7	1,000.9	895.7

Total	$2,169.9	$2,125.5	$1,858.3

Note 4.  Acquisitions

Normerica Inc.

On July 26, 2021, the Company completed the acquisition of Normerica Inc. (“Normerica”), a leading North American supplier of premium pet care products. Normerica has production facilities in Canada, the U.S. and Thailand. As a leader in the pet product industry, Normerica provides premium products, both branded and private label to world-class retailers. Its product portfolio consists primarily of bentonite-based cat litter products which are supplied from a network of strategically located manufacturing facilities in Canada and the United States. The results of Normerica are included within our Household & Personal Care product line in our Consumer & Specialties segment. The fair value of the total consideration transferred, net of cash acquired, was $187.5 million.

The acquisition was accounted for using the acquisition method of accounting, which requires, among other things, that we recognize the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. As of July 26, 2022, the purchase price allocation had been finalized.

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

Goodwill was calculated as the excess of the consideration transferred over the assets acquired and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill is primarily attributable to fair value of expected synergies from combining the MTI and Normerica businesses and was allocated to the Consumer & Specialties segment.

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

The Company incurred $0.3 million, $5.1 million and $4.0 million of acquisition-related costs during 2023, 2022 and 2021, respectively, which are reflected within the acquisition-related expenses line of the Consolidated Statements of Income.

Note 5.  Restructuring and Other Items, net

In the third quarter of 2023, the Company recorded a $71.7 million non-cash impairment of long-lived assets charge related to its subsidiaries Barretts Minerals Inc. and Barretts Ventures Texas LLC within the Consumer & Specialties segment. This impairment was triggered by increased claims and continued increases in legal costs, which led to the voluntary filing for relief under Chapter 11 of the U.S. Bankruptcy Code to address and comprehensively resolve Barretts Minerals Inc.’s liabilities associated with the talc claims. See Note 17 for further information.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table outlines the amount of restructuring charges recorded within the Consolidated Statements of Income and the segments they relate to:

Restructuring and Other Items, net	Year Ended December 31,
(millions of dollars)	2023	2022	2021
Asset Write-Downs
Consumer & Specialties	$71.7	$—	$0.7
Total asset write-down charges	$71.7	$—	$0.7

Severance and other employee costs
Consumer & Specialties	$0.9	$—	$0.4
Engineered Solutions	3.2	—	—
Corporate	2.8	—	—
Total severance and other employee costs	$6.9	$—	$0.4

Total restructuring and other items, net	$78.6	$—	$1.1

At December 31, 2023 and 2022, the Company had $3.8 million and $0 million, respectively, included within other current liabilities within our Consolidated Balance Sheets for cash expenditures needed to satisfy remaining obligations under these reorganization initiatives.  The Company expects to pay these remaining restructuring obligations by the end of the second quarter of 2024.

The following table is a reconciliation of our restructuring liability balance as of December 31, 2023 and 2022:

	December 31,
(millions of dollars)	2023	2022
Restructuring liability, beginning of period	$—	$2.2
Additional provisions	6.9	—
Cash payments	(2.8)	(0.7)
Other	(0.3)	(1.5)
Restructuring liability, end of period	$3.8	$—

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Net income for years ended 2023, 2022 and 2021 include $5.2 million, $4.8 million and $4.9 million pre-tax compensation costs, respectively, related to stock option expense as a component of marketing and administrative expenses.  All stock option expense is recognized in the consolidated statements of operations.  The related tax benefit included in the statement of income on the non-qualified stock options was $1.4 million, $1.3 million and $1.3 million for 2023, 2022 and 2021, respectively.

Stock Options

The fair value of options granted is estimated on the date of grant using the Black-Scholes valuation model. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations. The forfeiture rate assumption used for the periods ended December 31, 2023, 2022 and 2021 was 7.91%, 8.09% and 8.38%, respectively.

The weighted average grant date fair value for stock options granted during the years ended December 31, 2023, 2022 and 2021 was $25.11, $24.26 and $21.62, respectively. The weighted average grant date fair value for stock options vested during 2023, 2022 and 2021 was $21.56, $19.82 and $20.56, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2023, 2022 and 2021 was $1.0 million, $2.0 million and $6.1 million, respectively.

The fair value for stock awards was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
Expected life (in years)	6.4	6.7	6.9
Interest rate	3.51%	1.70%	0.71%
Volatility	32.05%	31.92%	32.04%
Expected dividend yield	0.30%	0.28%	0.31%

The expected term of the options represents the estimated period of time until exercised and is based on historical experience of similar awards, based upon contractual terms, vesting schedules, and expectations of future employee behavior. The expected stock-price volatility is based upon the historical and implied volatility of the Company’s stock. The interest rate is based upon the implied yield on U.S. Treasury bills with an equivalent remaining term. Estimated dividend yield is based upon historical dividends paid by the Company.

The following table summarizes stock option activity for the year ended December 31, 2023:

	Awards	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (Millions)
Awards outstanding at December 31, 2022	1,363,418	$62.22
Granted	255,620	66.08
Exercised	(91,604)	56.82
Canceled	(12,972)	67.54
Expired	—	—
Awards outstanding at December 31, 2023	1,514,462	$63.15	5.87	$13.8
Awards exercisable at December 31, 2023	1,054,321	$61.39	4.74	$11.9

The aggregate intrinsic value above is calculated before applicable income taxes, based on the Company’s closing stock price of $71.31 as of the last business day of the period ended December 31, 2023 had all options been exercised on that date. The weighted average intrinsic value of the options exercised during 2023, 2022 and 2021 was $7.78, $16.34 and $24.43 per share, respectively. As of December 31, 2023, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $5.6 million, which is expected to be recognized over a weighted average period of approximately three years.

The Company issues new shares of common stock upon the exercise of stock options.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Non-vested stock option activity for the year ended December 31, 2023 is as follows:

	Awards	Weighted Average Grant Date Fair Value per Share
Nonvested awards outstanding at December 31, 2022	436,082	$66.41
Granted	255,620	66.08
Vested	(220,676)	64.34
Canceled	(10,885)	67.65
Nonvested awards outstanding at December 31, 2023	460,141	$67.18

Deferred Restricted Stock Units

The Company has granted key employees units consisting of rights to receive shares of the Company’s common stock pursuant to the Plans. The rights will be deferred for a specified number of years of service, subject to restrictions on transfer and other conditions. Compensation expense for these shares is recognized over the vesting period. The Company granted units consisting of rights to receive 102,843 shares, 98,464 shares and 102,309 shares for the periods ended December 31, 2023, 2022 and 2021, respectively. The fair value was determined based on the market value of unrestricted shares. As of December 31, 2023, there was unrecognized stock-based compensation related to deferred restricted stock units of $6.9 million, which will be recognized over approximately the next three years. The compensation expense amortized with respect to all units was approximately $6.0 million, $5.7 million and $5.9 million for the periods ended December 31, 2023, 2022 and 2021, respectively. In addition, the Company recorded reversals of $2.7 million, $2.7 million and $2.6 million for periods ended December 31, 2023, 2022 and 2021, respectively, related mostly to the conversion of units for tax withholding purposes. Such costs and reversals are included in marketing and administrative expenses.

The following table summarizes the deferred restricted stock unit activity for the Plan:

	Awards	Weighted Average Grant Date Fair Value per Share
Unvested balance at December 31, 2022	176,594	$66.32
Granted	102,843	66.01
Vested	(46,141)	64.25
Canceled	(45,946)	64.33
Unvested balance at December 31, 2023	187,350	$67.15

Note 7.  Earnings Per Share (EPS)

	Year Ended December 31,
(in millions, except per share data)	2023	2022	2021
Net income attributable to MTI	$84.1	$122.2	$164.4

Weighted average shares outstanding	32.5	32.7	33.6
Dilutive effect of stock options and deferred restricted stock units	0.1	0.1	0.2
Weighted average shares outstanding, adjusted	32.6	32.8	33.8

Basic earnings per share attributable to MTI	$2.59	$3.74	$4.89

Diluted earnings per share attributable to MTI	$2.58	$3.73	$4.86

Of the options outstanding of 1,514,462, 1,363,418 and 1,330,002 for the years ended December 31, 2023, 2022 and 2021, respectively, options to purchase 917,177 shares, 754,867 shares and 510,683 shares of common stock for the years ended December 31, 2023, 2022 and 2021, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive, as the exercise prices of the options were greater than the average market price of the common shares.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.  Income Taxes

Income (loss) from operations before provision for taxes by domestic and foreign source is as follows:

	Year Ended December 31,
(millions of dollars)	2023	2022	2021
Income (loss) from operations before income taxes and income from affiliates and joint ventures:
Domestic	$(38.9)	$39.3	$66.0
Foreign	146.6	117.4	136.3
	$107.7	$156.7	$202.3

The provision (benefit) for taxes on income consists of the following:

	Year Ended December 31,
(millions of dollars)	2023	2022	2021
Domestic
Taxes currently payable
Federal	$9.5	$16.3	$(5.3)
State and local	6.7	3.3	0.4
Deferred income taxes	(31.5)	(16.0)	7.8
Domestic tax provision (benefit)	(15.3)	3.6	2.9

Foreign
Taxes currently payable	42.2	29.8	33.4
Deferred income taxes	(3.2)	(1.3)	0.3
Foreign tax provision	39.0	28.5	33.7
Total tax provision	$23.7	$32.1	$36.6

The provision (benefit) for taxes on income shown in the previous table is classified based on the location of the taxing authority, regardless of the location in which the taxable income is generated.

The major elements contributing to the difference between the U.S. federal statutory tax rate and the consolidated effective tax rate are as follows:

	Year Ended December 31,
	2023	2022	2021
U.S. statutory rate	21.0%	21.0%	21.0%

Depletion	(10.3)%	(6.1)%	(5.4)%
Difference between tax provided on foreign earnings and the U.S. statutory rate	7.7%	2.4%	2.6%
Global Intangible Low-Tax Income (GILTI)	1.0%	2.3%	0.7%
Foreign Derived Intangible Income	(2.5)%	—	(1.4)%
State and local taxes, net of federal tax benefit	(0.1)%	(0.4)%	0.7%
Tax credits	(0.6)%	(0.4)%	(0.4)%
Impact of uncertain tax positions	0.2%	(1.3)%	(1.1)%
Impact of officer’s non-deductible compensation	1.9%	1.3%	0.8%
Foreign Withholding Tax	2.0%	1.2%	1.1%
Other	1.7%	0.5%	(0.5)%
Consolidated effective tax rate	22.0%	20.5%	18.1%

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
(millions of dollars)	2023	2022
Deferred tax assets attributable to:
Accrued liabilities	$26.8	$28.6
Net operating loss carry forwards	32.8	35.5
Pension and post-retirement benefits costs	16.0	18.6
Other	38.1	29.7
Valuation allowance	(25.2)	(24.0)
Total deferred tax assets	88.5	88.4
Deferred tax liabilities attributable to:
Plant and equipment, principally due to differences in depreciation	146.0	167.0
Intangible assets	53.6	67.8
Other	12.2	9.6
Total deferred tax liabilities	211.8	244.4
Net deferred tax asset (liability)	$(123.3)	$(156.0)

Net deferred tax assets and net deferred tax liabilities are classified as follows:

	December 31,
(millions of dollars)	2023	2022
Net deferred tax asset, long-term	$16.0	$24.4
Net deferred tax liability, long-term	139.3	180.4
Net deferred tax liability, long-term	$(123.3)	$(156.0)

The Company has $32.8 million of deferred tax assets arising from tax loss carry forwards which will be realized through future operations. Carry forwards of approximately $21.7 million expire over the next 20 years, and $11.1 million can be utilized over an indefinite period.

On December 31, 2023, the Company had $2.8 million of total unrecognized tax benefits. Included in this amount were a total of $2.1 million of unrecognized income tax benefits that, if recognized, would affect the Company’s effective tax rate. While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, we do not expect the change to have a significant impact on the results of operations or the financial position of the Company.

The following table summarizes the activity related to our unrecognized tax benefits:

(millions of dollars)	2023	2022
Balance at beginning of the year	$2.6	$5.1
Increases related to current year tax positions	0.5	0.4
Decreases related to audit settlements and statute expirations	(0.3)	(2.9)
Balance at the end of the year	$2.8	$2.6

The Company’s accounting policy is to recognize interest and penalties accrued, relating to unrecognized income tax benefits as part of its provision for income taxes. The Company recorded a benefit of $0.1 million in interest and penalties during 2023 and had a total accrued balance on December 31, 2023 of $0.5 million. The Company believes that its accrued liabilities are sufficient to cover its U.S. and foreign tax contingencies.

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

Net cash paid for income taxes were $53.8 million, $44.0 million and $42.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company had approximately $509.2 million of foreign subsidiaries’ undistributed earnings as of December 31, 2023. We intend to continue to permanently reinvest these earnings overseas for the foreseeable future and while U.S. federal tax expense has been recognized as a result of  recent U.S. tax code changes, no deferred tax liabilities with respect to foreign withholding taxes or state taxes have been recognized.

Note 9.  Inventories

The following is a summary of inventories by major category:

	December 31,
(millions of dollars)	2023	2022
Raw materials	$144.3	$163.4
Work-in-process	11.7	15.6
Finished goods	113.5	114.0
Packaging and supplies	55.9	55.8
Total inventories	$325.4	$348.8

Note 10.  Property, Plant and Equipment

The major categories of property, plant and equipment and accumulated depreciation and depletion are presented below:

	December 31,
(millions of dollars)	2023	2022
Mineral rights and reserves	$552.6	$604.9
Land	44.5	47.3
Buildings	207.3	209.8
Machinery and equipment	1,201.1	1,248.0
Furniture and fixtures and other	140.0	137.1
Construction in progress	44.6	41.5
	2,190.1	2,288.6
Less: accumulated depreciation and depletion	(1,203.3)	(1,238.2)
Property, plant and equipment, net	$986.8	$1,050.4

In the third quarter of 2023, the Company recorded a $71.7 million non-cash impairment of long-lived assets charge related to its subsidiaries Barretts Minerals Inc. and Barretts Ventures Texas LLC within the Consumer & Specialties segment.  See Note 17 for further information.

Depreciation and depletion expense for the years ended December 31, 2023, 2022 and 2021 was $79.4 million, $76.3 million and $77.4 million, respectively.

Note 11.  Goodwill and Other Intangible Assets

Goodwill and other intangible assets with indefinite lives are not amortized, but instead are assessed for impairment, at least annually.  The carrying amount of goodwill was $913.6 million and $914.8 million as of December 31, 2023 and December 31, 2022, respectively.  The net change in goodwill since December 31, 2023 was attributable to the effects of foreign exchange.

As a result of the reorganization of the Company’s segments in the first quarter of 2023, we were required to reallocate our goodwill amongst the new operating segments.  The allocation of goodwill was based on the fair value of each reporting unit under both our old and new management structures and the portions being transferred.  This was completed in the third quarter of 2023 and is included below.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The balance of goodwill by reporting unit and the activity occurring in the past two fiscal years is as follows:

(millions of dollars)	Consumer & Specialties	Engineered Solutions	Consolidated
Balance at December 31, 2021	$337.9	$569.6	$907.5

Change in goodwill relating to:
Concept Pet acquisition	9.2	—	9.2
Foreign exchange translation	(0.7)	(1.2)	(1.9)
Total Changes	$8.5	$(1.2)	$7.3

Balance at December 31, 2022	$346.4	$568.4	$914.8

Change in goodwill relating to:
Foreign exchange translation	(1.2)	—	(1.2)
Total Changes	$(1.2)	$—	$(1.2)

Balance at December 31, 2023	$345.2	$568.4	$913.6

Acquired intangible assets subject to amortization as of December 31, 2023 and December 31, 2022 were as follows:

		December 31, 2023		December 31, 2022
	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Tradenames	34	$221.5	$59.1	$221.2	$52.2
Technology	13	18.8	14.2	18.8	12.6
Patents and trademarks	19	6.4	6.4	6.4	6.4
Customer relationships	21	79.0	15.0	78.4	11.7
	29	$325.7	$94.7	$324.8	$82.9

The weighted average amortization period of the acquired intangible assets subject to amortization is approximately 29 years. Amortization expense was approximately $12.7 million, $12.7 million and $10.6 million for the years ended December 31, 2023, 2022 and 2021, respectively and is recorded within the Marketing and administrative expenses line within the Consolidated Statements of Income.  The estimated amortization expense is as follows: 2024 - $12.9 million; 2025 -$12.0; 2026 - $11.5; 2027 -$11.5 million; 2028 - $11.5 million and $171.6 million thereafter.

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

The Company utilizes interest rate swaps to limit exposure to market fluctuations on floating-rate debt.  In the second quarter of 2018, the Company entered into a floating to fixed interest rate swap for a notional amount of $150 million.  This interest rate swap matured in May 2023.  In the second quarter of 2023, the Company entered into a new floating to fixed interest rate swap for a notional amount of $150 million.  The fair value of this swap is a liability of $0.1 million at December 31, 2023 and is recorded in other non-current liabilities on the Consolidated Balance Sheet.  This interest rate swap is designated as a cash flow hedge.  As a result, the gains and losses associated with this interest rate swap is recorded in accumulated other comprehensive income (loss).

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

Other

The Company is exposed to potential gains or losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies.  The Company is particularly sensitive to currency exchange rate fluctuations for the following currencies: British pound sterling (GBP), Chinese renminbi (CNY), Euro, Malaysian ringgit (MYR), Polish zloty (PLN), South African Rand (ZAR), Thai baht (THB) and Turkish lira (TRY).  When considered appropriate, the Company enters into foreign exchange derivative contracts to mitigate the risk of fluctuations on these exposures.  The Company does not designate these contracts for hedge accounting treatment and the changes in fair value of these contracts are recorded in earnings.  The Company recorded losses of $0.1 million, $0.8 million and $0.7 million in other non-operating income (deductions), net within the Consolidated Statements of Income for the years ended 2023, 2022 and 2021 respectively. There were no open contracts at December 31, 2023 and December 31, 2022.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities accounted for at fair value on a recurring basis at the end of each of the past two years.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

(millions of dollars)		Fair Value Measurements Using
	Asset / (Liability) Balance at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2023	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan assets	$13.7	$—	$13.7	$—

Supplementary pension plan assets	15.5	—	15.5	—

Interest rate swap	(0.1)	—	(0.1)	—

		Fair Value Measurements Using
	Asset / (Liability) Balance at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan assets	$13.6	$—	$13.6	$—

Supplementary pension plan assets	13.5	—	13.5	—

Cross currency rate swap	13.8	—	13.8	—

Interest rate swap	1.0	—	1.0	—

The fair value of foreign exchange contracts is determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets and are categorized as Level 2. Deferred compensation and supplementary pension plan assets related to the Company’s 2014 acquisition of AMCOL International Corporation are valued using quoted prices for similar assets in active markets.

The Company does not have any financial assets or liabilities measured at fair value on a recurring basis categorized as Level 3, except for pension assets discussed in Note 16, and there were no transfers in or out of Level 3 during the year ended December 31, 2023 and 2022. There were also no changes to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis.

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

Forward exchange contracts: The fair value of forward exchange contracts (used for hedging purposes) is based on information derived from active markets.  If appropriate, the Company would enter into forward exchange contracts to mitigate the impact of foreign exchange rate movements on the Company’s operating results. It does not engage in speculation.  Such foreign exchange contracts would offset losses and gains on the assets, liabilities and transactions being hedged.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Credit risk:  The Company provides credit to customers in the ordinary course of business. The Company’s customer base is diverse and includes customers located throughout the world. Credit risk results from the possibility that a loss may occur from the failure of another party to perform according to the terms of the contracts.  The Company regularly monitors its credit risk exposures and takes steps to mitigate the likelihood of these exposures resulting in an actual loss.  The Company’s extension of credit is based on an evaluation of the customer’s financial condition and collateral is generally not required.

The Company’s bad debt expense for the years ended December 31, 2023, 2022 and 2021 was $2.8 million, $4.1 million and $0.9 million, respectively.

Note 15.  Long-Term Debt and Commitments

The following is a summary of long-term debt:

	December 31,
(millions of dollars)	2023	2022
Secured Credit Agreement:
Term Loan due 2027, net of unamortized deferred financing cost of $2.4 million and $3.1 million	$530.4	$543.5
Senior Notes:
5.00% due 2028, net of unamortized deferred financing costs of $3.9 million and $4.7 million	396.1	395.3
Other debt	2.6	3.8
Total	$929.1	$942.6
Less: Current maturities	18.0	14.5
Long-term debt	$911.1	$928.1

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

Loans under the Senior Secured Credit Facilities will bear interest at a rate equal to, at the election of the Company, Term SOFR plus a credit spread adjustment equal to 0.100% plus an applicable margin equal to 1.500% per annum or a base rate plus an applicable margin equal to 0.500% per annum, subject in each case to (a) an increase of 25 basis points in the event that, and for so long as, the net leverage ratio (as defined in the Amended Credit Agreement) is greater than or equal to 3.00 to 1.00 as of the last day of the preceding fiscal quarter, (b) a decrease of 12.5 basis points in the event that, and for so long as, the net leverage ratio is less than 2.00 to 1.00 and greater than or equal to 1.00 to 1.00 as of the last day of the preceding fiscal quarter and (c) an decrease of 25 basis points in the event that, and for so long as, the net leverage ratio is less than 1.00 to 1.00 as of the last day of the preceding fiscal quarter.  The Company will pay certain fees under the Amended Credit Agreement, including (a) a commitment fee of 0.250% per annum on the undrawn portion of the Revolving Facility (subject to a step-up to 0.300% and step-downs to 0.175% and0.150% at the same levels described above), (b) a fronting fee of 0.125% per annum on the average daily undrawn amount of, plus unreimbursed amounts in respect of disbursements under, letters of credit issued under the Revolving Facility and (c) customary annual administration fees. The obligations of the Company under the Senior Secured Credit Facilities are unconditionally guaranteed jointly and severally by, subject to certain exceptions, all material domestic subsidiaries of the Company (the “Guarantors”) and secured, subject to certain exceptions, by a security interest in substantially all of the tangible and intangible assets of the Company and the Guarantors.  In the third quarter of 2023, the Company’s subsidiaries Barretts Minerals Inc. and Barretts Ventures Texas LLC were removed as borrowers under, and Guarantors of, the Senior Secured Credit Facilities.

As of December 31, 2023, there were $85.0 million in loans and $9.1 million in letters of credit outstanding under the Revolving Facility.

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

The Company has a committed loan facility in Japan.  As of December 31, 2023, there was an outstanding balance of $1.4 million on this facility. Principal will be repaid in accordance with the payment schedule ending in 2026. The Company repaid $0.5 million on this loan in 2023.

As part of the Concept Pet acquisition, the Company assumed $1.9 million in long-term debt, recorded at fair value, consisting of two terms loans, one that matures in 2025 and one that matures in 2027.  Both loans have annual payments and carry a variable interest rate.  The Company repaid $0.6 million on these loans during 2023.

As of December 31, 2023, the Company had $25.5 million in uncommitted short-term bank credit lines, $0.4 million of which were in use.

There were $85.4 million and $119.7 million short-term borrowings as of December 31, 2023 and 2022, respectively. The weighted average interest rates on short-term borrowings outstanding was 6.9% and 3.8% as of December 21, 2023 and 2022, respectively.

The aggregate maturities of long-term debt are as follows: $18.0 million in 2024; $31.8 million in 2025; $42.0 million in 2026, $443.7 million in 2027; $400.0 million in 2028 and $0.0 million thereafter.

During 2023, 2022 and 2021, respectively, the Company incurred interest costs of $64.1 million, $48.6 million and $42.1 million, including $1.0 million, $1.3 million and $1.5 million, respectively, which were capitalized.  Interest paid approximated the incurred interest cost.

Note 16.  Benefit Plans

Pension Plans and Other Postretirement Benefit Plans

The Company and its subsidiaries have pension plans covering the majority of eligible employees on a contributory or non-contributory basis.  Benefits under defined benefit plans are generally based on years of service and an employee’s career earnings. Employees generally become fully vested after five years.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s disclosures for the U.S. plans have been combined with those outside of the U.S. as the international plans do not have significantly different assumptions, and together represent approximately 21% of our total benefit obligation.

The following table set forth Company’s pension obligation and funded status at December 31:

	Pension Benefits		Post-Retirement Benefits
(millions of dollars)	2023	2022	2023	2022
Change in benefit obligations:
Beginning projected benefit obligation	$348.9	$495.0	$1.8	$2.3
Service cost	4.5	6.6	—	—
Interest cost	16.0	11.0	0.1	—
Actuarial loss (gain)	11.4	(124.2)	0.1	(0.4)
Benefits paid	(15.0)	(12.4)	—	(0.1)
Settlements	(0.5)	(18.4)	—	—
Foreign exchange impact	3.3	(9.0)	—	—
Other	0.3	0.3	—	—
Ending projected benefit obligation	368.9	348.9	2.0	1.8

Change in plan assets:
Beginning fair value	285.4	381.4	—	—
Actual return (loss) on plan assets	34.4	(61.6)	—	—
Employer contributions	9.9	9.0	—	0.1
Plan participants’ contributions	0.3	0.3	—	—
Benefits paid	(15.0)	(12.4)	—	(0.1)
Settlements	(0.5)	(24.2)	—	—
Foreign exchange impact	2.9	(7.1)	—	—
Ending fair value	317.4	285.4	—	—

Funded status	$(51.5)	$(63.5)	$(2.0)	$(1.8)

Amounts recognized in the consolidated balance sheet consist of:

	Pension Benefits		Post-Retirement Benefits
(millions of dollars)	2023	2022	2023	2022
Current liability	$(1.8)	$(1.7)	$(0.1)	$(0.1)
Non-current liability	(49.7)	(61.8)	(1.9)	(1.7)
Recognized liability	$(51.5)	$(63.5)	$(2.0)	$(1.8)

The current portion of pension liabilities is included in accrued compensation and related items.

Amounts recognized in accumulated other comprehensive loss, net of related tax effects, consist of:

	Pension Benefits		Post-Retirement Benefits
(millions of dollars)	2023	2022	2023	2022
Net actuarial (gain) loss	$32.0	$38.0	$(3.3)	$(3.8)
Prior service cost	0.1	0.1	—	—
Amount recognized end of year	$32.1	$38.1	$(3.3)	$(3.8)

The accumulated benefit obligation for all defined benefit pension plans was $350.3 million and $297.4 million at December 31, 2023 and 2022, respectively. The accumulated benefit obligations and projected benefit obligations are in excess of the plan assets for primarily all of the Company’s defined benefit plans.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Changes in the Plan assets and benefit obligations recognized in other comprehensive income:

	Pension Benefits		Post-Retirement Benefits
(millions of dollars)	2023	2022	2023	2022
Current year actuarial gain (loss)	$3.8	$31.2	$(0.1)	$0.4
Amortization of actuarial (gain) loss	2.2	4.0	(0.3)	(0.3)
Total recognized in other comprehensive income	$6.0	$35.2	$(0.4)	$0.1

The components of net periodic benefit costs are as follows:

	Pension Benefits			Post-Retirement Benefits
(millions of dollars)	2023	2022	2021	2023	2022	2021
Service cost	$4.5	$6.6	$7.7	$—	$—	$0.1
Interest cost	16.0	11.0	7.9	0.1	—	0.1
Expected return on plan assets	(17.8)	(21.5)	(22.0)	—	—	—
Recognized net actuarial (gain) loss	2.9	5.3	12.1	(0.5)	(0.4)	(0.8)
Settlement/curtailment (gain) loss	0.1	3.5	3.4	—	—	(1.6)
Net periodic benefit cost	$5.7	$4.9	$9.1	$(0.4)	$(0.4)	$(2.2)

Unrecognized prior service cost is amortized over the average remaining service period of each active employee.

The Company’s funding policy for U.S. plans generally is to contribute annually into trust funds at a rate that provides for future plan benefits and maintains appropriate funded percentages.  Annual contributions to the U.S. qualified plans are at least sufficient to satisfy regulatory funding standards and are not more than the maximum amount deductible for income tax purposes. The funding policies for the international plans conform to local governmental and tax requirements. The plans’ assets are invested primarily in stocks and bonds.

Additional Information

The weighted average assumptions used to determine net periodic benefit cost in the accounting for the pension benefit plans and other benefit plans for the years ended December 31, 2023, 2022 and 2021 are as follows:

	Year Ended December 31,
	2023	2022	2021
Discount rate	4.84%	4.30%	2.01%
Expected return on plan assets	6.53%	6.34%	6.28%
Rate of compensation increase	2.77%	2.74%	2.72%
Interest crediting rate	2.25%	2.25%	2.25%

The weighted average assumptions used to determine benefit obligations for the pension benefit plans and other benefit plans at December 31, 2023, 2022 and 2021 are as follows:

	Year Ended December 31,
	2023	2022	2021
Discount rate	4.63%	4.84%	2.42%
Rate of compensation increase	2.76%	2.76%	2.74%

For 2023, 2022 and 2021, the discount rate was based on the FTSE Pension Discount Curve, a yield curve of high quality corporate bonds with cash flows matching our plans’ expected benefit payments.  The expected return on plan assets is based on our asset allocation mix and our historical return, taking into account current and expected market conditions. The actual return/(loss) on pension assets was approximately 11% in 2023, (22)% in 2022 and 12% in 2021.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Plan Assets

The Company’s pension plan weighted average asset allocation percentages at December 31, 2023 and 2022 by asset category are as follows:

	December 31,
	2023	2022
Asset Category
Equity securities	51.3%	54.3%
Fixed income securities	35.3%	32.2%
Real estate	0.3%	0.3%
Other	13.1%	13.2%
Total	100.0%	100.0%

The Company’s pension plan fair values at December 31, 2023 and 2022 by asset category are as follows:

	December 31,
(millions of dollars)	2023	2022
Asset Category
Equity securities	$162.9	$155.0
Fixed income securities	112.0	91.9
Real estate	0.8	0.8
Other	41.7	37.7
Total	$317.4	$285.4

The following table presents domestic and foreign pension plan assets information at December 31, 2023, 2022 and 2021 (the measurement date of pension plan assets):

	U.S. Plans			International Plans
(millions of dollars)	2023	2022	2021	2023	2022	2021
Fair value of plan assets	$251.4	$226.4	$293.8	$66.0	$59.0	$87.6

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes our defined benefit pension plan assets measured at fair value as of December 31, 2023:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(millions of dollars)	(Level 1)	(Level 2)	(Level 3)	Total
Pension Assets Fair Value as of December 31, 2023
Equity securities
US equities	$142.5	$—	$—	$142.5
Non-US equities	20.4	—	—	20.4

Fixed income securities
Corporate debt instruments	98.0	14.0	—	112.0

Real estate and other
Real estate	—	—	0.8	0.8
Other	0.4	35.0	6.3	41.7

Total assets	$261.3	$49.0	$7.1	$317.4

The following table summarizes our defined benefit pension plan assets measured at fair value as of December 31, 2022:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(millions of dollars)	(Level 1)	(Level 2)	(Level 3)	Total
Pension Assets Fair Value as of December 31, 2022
Equity securities
US equities	$135.7	$—	$—	$135.7
Non-US equities	19.3	—	—	19.3

Fixed income securities
Corporate debt instruments	79.6	12.3	—	91.9

Real estate and other
Real estate	—	—	0.8	0.8
Other	0.3	30.6	6.8	37.7

Total assets	$234.9	$42.9	$7.6	$285.4

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a reconciliation of changes in fair value measurement of plan assets using significant unobservable inputs (Level 3):

(millions of dollars)
Beginning balance at December 31, 2021	$6.0
Purchases, sales, settlements	—
Actual return on plan assets still held at reporting date	1.8
Foreign exchange impact	(0.2)
Ending balance at December 31, 2022	$7.6
Purchases, sales, settlements	—
Actual (loss) return on plan assets still held at reporting date	(0.6)
Foreign exchange impact	0.1
Ending balance at December 31, 2023	$7.1

There were no transfers in or out of Level 3 during the year ended December 31, 2023 and 2022.

Contributions

The Company expects to contribute $13.2 million to its pension plans and $0.1 million to its other post-retirement benefit plan in 2024.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(millions of dollars)	Pension Benefits	Other Benefits
2024	$23.9	$0.1
2025	$24.0	$0.1
2026	$24.8	$0.2
2027	$25.5	$0.2
2028	$25.9	$0.2
2029-2033	$123.9	$0.9

Investment Strategies

The investment strategy for pension plan assets is to maintain a broadly diversified portfolio designed to both preserve and grow plan assets to meet future plan obligations. The Company’s average rate of return on assets from inception through December 31, 2023 was approximately 9%. The Company’s assets are strategically allocated among equity, debt and other investments to achieve a diversification level that dampens fluctuations in investment returns.  The Company’s long-term investment strategy is an investment portfolio mix of approximately 55%-65% in equity securities, 30%-35% in fixed income securities and  0%-15% in other securities.

Savings and Investment Plan

The Company maintains a voluntary Savings and Investment Plan (a 401(k) plan) for most non-union employees in the U.S. Within prescribed limits, the Company bases its contribution to the Savings and Investment Plan on employee contributions. The Company’s contributions amounted to $6.2 million, $5.7 million and $5.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17.  Contingencies

The Company is party to a number of lawsuits arising in the normal course of our business. The Company and certain of the Company’s subsidiaries are among numerous defendants in a number of cases seeking damages for alleged exposure to asbestos-contaminated talc products sold by the Company’s subsidiary Barretts Minerals Inc. (“BMI”). On October 2, 2023 (the “Petition Date”), notwithstanding the Company’s confidence in the safety of BMI’s talc products, the Company’s subsidiaries, BMI and Barretts Ventures Texas LLC (together with BMI, “Barretts”), filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas (the “Chapter 11 Cases”) to address and comprehensively resolve BMI’s liabilities associated with talc. Minerals Technologies Inc. and the Company’s other subsidiaries were not included in the Chapter 11 filing.  During the pendency of the Chapter 11 Cases, the Company anticipates that BMI will benefit from the operation of the automatic stay, which stays ongoing litigation in connection with talc-related claims against BMI. In addition, subject to certain exceptions, the filing or continued prosecution of all talc-related claims against BMI’s non-debtor affiliates is temporarily stayed through April 1, 2024 (subject to further extensions), the date on which a hearing is scheduled on the status of the Chapter 11 Cases.

As of December 31, 2023, we had 574 open cases related to certain talc products previously sold by BMI, which is an increase in volume from previous years.  As a result of the Chapter 11 Cases, these cases are stayed. The following table details case activity related to talc products previously sold by BMI:

	Three Months Ended		Twelve Months Ended
(number of claims)	Dec. 31, 2023	Dec. 31, 2022	Dec. 31, 2023	Dec. 31, 2022

Claims pending, beginning of period	562	468	439	345
Claims filed	75	24	256	208
Claims dismissed, settled or otherwise resolved	63	53	121	114

Claims pending, end of period	574	439	574	439

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

While costs relating to the talc-related cases have increased concurrently with the volume, the majority of these costs have historically been borne by Pfizer Inc. in connection with certain agreements entered into in connection with the Company’s initial public offering in 1992, and as long as the litigation is subject to the stay under the Chapter 11 Cases, the Company will not be required to make any payments in respect thereof. The Company is entitled to indemnification, pursuant to agreement, for liabilities arising from sales prior to the initial public offering. The Company continues to receive information from Pfizer Inc. with respect to potential costs associated with the defense and/or settlement of talc-related cases that Pfizer alleges are not subject to indemnification. Although the Company believes that the talc products are safe and that claims to the contrary are without merit, BMI opportunistically settled certain talc-related cases in 2022 and 2023. None of such settlements have been material to the Company. For the twelve months ended December 31, 2023, the Company recorded a charge of $29.2 million of litigation expenses in connection with the Chapter 11 Cases and by BMI to defend against and restore its reserve for claims associated with certain talc products sold by BMI.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the Chapter 11 Cases, BMI intends to pursue a sale of its talc assets under section 363 of the Bankruptcy Code. Proceeds of the sale will be used to fund the Chapter 11 Cases.  BMI’s ultimate goal in the Chapter 11 Cases is to confirm a plan of reorganization under Section 524(g) of the U.S. Bankruptcy Code and utilize this provision to establish a trust that will address all current and future talc-related claims.  Following the Chapter 11 filing, the activities of Barretts are now subject to review and oversight by the bankruptcy court. As a result, Barretts was deconsolidated as of the Petition Date, and its assets and liabilities were derecognized from the Company’s consolidated financial statements on a prospective basis.

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

Note 18.  Stockholders’ Equity

Capital Stock

The Company’s authorized capital stock consists of 100 million shares of common stock, par value $0.10 per share, of which 32,404,721 shares and 32,495,266 shares were outstanding at December 31, 2023 and 2022, respectively, and 1,000,000 shares of preferred stock, none of which were issued and outstanding.

Cash Dividends

Cash dividends of $8.1 million or $0.25 per common share were paid during 2023. In January 2024, a cash dividend of approximately $3.3 million or $0.10 per share, was declared, payable in the first quarter of 2024.

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

The following table summarizes stock option and restricted stock unit activity for the Plans:

		Stock Options		Restricted Stock Units
	Shares Available for Grant	Shares	Weighted Average Exercise Price per Share ($)	Shares	Weighted Average Exercise Price per Share ($)
Balance January 1, 2021	1,532,246	1,363,366	$57.29	201,985	$58.07
Granted	(358,078)	255,769	66.00	102,309	66.20
Exercised/vested	—	(251,195)	51.12	(51,497)	60.40
Canceled	94,602	(37,938)	64.92	(56,664)	60.98
Balance December 31, 2021	1,268,770	1,330,002	59.91	196,133	60.87
Granted	(341,187)	242,723	69.81	98,464	69.70
Exercised/vested	—	(121,992)	46.81	(52,441)	58.92
Canceled	152,877	(87,315)	69.49	(65,562)	61.00
Balance December 31, 2022	1,080,460	1,363,418	62.22	176,594	66.32
Granted	(358,463)	255,620	66.08	102,843	66.01
Exercised/vested	—	(91,604)	56.82	(46,141)	64.25
Canceled	58,918	(12,972)	67.54	(45,946)	64.33
Balance December 31, 2023	780,915	1,514,462	$63.15	187,350	$67.15

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 19.  Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) at December 31 comprised of the following components:

	December 31,
(millions of dollars)	2023	2022
Cumulative foreign currency translation	$(350.9)	$(345.7)
Unrecognized pension costs (net of tax benefit of $8.9 in 2023 and $9.9 in 2022)	(28.8)	(34.4)
Unrealized gain on cash flow hedges (net of tax (benefit) expense of $(1.2) in 2023 and $2.8 in 2022)	10.3	13.6
	$(369.4)	$(366.5)

The following table summarizes the changes in other comprehensive income (loss) by component:

	Year Ended December 31,
	2023			2022			2021
(millions of dollars)	Pre-Tax Amount	Tax (Expense) Benefit	Net-of- Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	Net-of- Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	Net-of- Tax Amount
Foreign currency translation adjustment	$(6.1)	$—	$(6.1)	$(78.9)	$—	$(78.9)	$(78.9)	$—	$(78.9)

Pension plans:
Net actuarial gains (losses) and prior service costs arising during the period	5.1	(1.4)	3.7	41.4	(9.8)	31.6	49.3	(12.5)	36.8
Amortization of net actuarial (gains) losses and prior service costs	2.5	(0.6)	1.9	4.9	(1.2)	3.7	11.3	(2.9)	8.4

Unrealized gains (losses) on cash flow hedges	(4.5)	1.2	(3.3)	10.6	(2.8)	7.8	11.4	(3.0)	8.4

Total other comprehensive income (loss)	$(3.0)	$(0.8)	$(3.8)	$(22.0)	$(13.8)	$(35.8)	$(6.9)	$(18.4)	$(25.3)

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a reconciliation of asset retirement obligations as of December 31, 2023 and 2022:

	December 31,
(millions of dollars)	2023	2022
Asset retirement obligation, beginning of period	$23.8	$24.4
Accretion expense	1.1	1.5
Other	(3.8)	1.4
Payments	(0.1)	(2.9)
Foreign currency translation	(0.2)	(0.6)
Asset retirement obligation, end of period	$20.8	$23.8

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

The current portion of the liability of approximately $0.5 million is included in other current liabilities and the long-term portion of the liability of approximately $20.3 million is included in other non-current liabilities in the Consolidated Balance Sheet as of December 31, 2023.

Accretion expense is included in cost of goods sold in the Company’s Consolidated Statements of Income.

Note 21.  Segment and Related Information

The Company determines its operating segments based on the discrete financial information that is regularly evaluated by its chief operating decision maker, our Chief Executive Officer, in deciding how to allocate resources and in assessing performance.  The Company’s operating segments are strategic business units that offer different products and serve different markets.  They are managed separately and require different technology and marketing strategies.  Effective January 1, 2023, the Company realigned its business reporting structure and reorganized into two segments, Consumer & Specialties and Engineered Solutions.  Following the realignment, the two new segments consist of the following businesses:

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Segment information for the years ended December 31, 2023, 2022 and 2021 was as follows:

	Year Ended December 31,
(millions of dollars)	2023	2022	2021
Net Sales
Consumer & Specialties	$1,160.2	$1,124.6	$962.6
Engineered Solutions	1,009.7	1,000.9	895.7
Total	2,169.9	2,125.5	1,858.3

Income from Operations
Consumer & Specialties	41.6	79.0	119.5
Engineered Solutions	147.8	147.1	127.7
Total	189.4	226.1	247.2

Depreciation, Depletion and Amortization
Consumer & Specialties	47.2	48.0	45.1
Engineered Solutions	47.7	46.2	49.5
Total	94.9	94.2	94.6

Segment Assets
Consumer & Specialties	1,244.8	1,107.5	1,062.8
Engineered Solutions	2,028.5	2,187.5	2,229.4
Total	3,273.3	3,295.0	3,292.2

Capital Expenditures
Consumer & Specialties	56.8	44.3	55.7
Engineered Solutions	31.2	34.0	26.6
Total	88.0	78.3	82.3

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows:

	Year Ended December 31,
(millions of dollars)	2023	2022	2021
Income from Operations before Provision for Taxes on Income
Income from operations for reportable segments	$189.4	$226.1	$247.2
Restructuring and other items, net	(2.8)	—	—
Acquisition-related expenses	(0.3)	(5.1)	(4.0)
Litigation expenses	(2.4)	(1.5)	—
Unallocated corporate expenses	(14.9)	(4.7)	(7.5)
Consolidated income from operations	$171.8	$214.8	$235.7
Non-operating deductions, net	(64.1)	(58.1)	(33.4)
Income before tax and equity in earnings	$107.7	$156.7	$202.3

Total Assets
Total segment assets	3,273.3	3,295.0	3,292.2
Corporate assets	73.3	106.6	82.0
Consolidated total assets	$3,346.6	$3,401.6	$3,374.2

Capital Expenditures
Total segment capital expenditures	88.0	78.3	82.3
Corporate capital expenditures	5.5	4.0	3.7
Consolidated capital expenditures	$93.5	$82.3	$86.0

Financial information relating to the Company’s operations by geographic area was as follows:

	Year Ended December 31,
(millions of dollars)	2023	2022	2021
Net Sales
United States	$1,144.0	$1,135.6	$959.6

Canada/Latin America	150.2	148.3	99.8
Europe/Africa	525.5	496.8	441.9
Asia	350.2	344.8	357.0
Total International	$1,025.9	$989.9	$898.7
Consolidated net sales	$2,169.9	$2,125.5	$1,858.3

Long-Lived Assets
United States	$1,842.0	$1,915.8	$1,925.9

Canada/Latin America	17.7	16.4	10.6
Europe/Africa	157.0	162.8	151.1
Asia	114.7	112.1	120.6
Total International	$289.4	$291.3	$282.3
Consolidated long-lived assets	$2,131.4	$2,207.1	$2,208.2

Net sales and long-lived assets are attributed to countries and geographic areas based on the location of the legal entity.  No individual foreign country represents more than 10% of consolidated net sales or consolidated long-lived assets.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s sales by product category are as follows:

	Year Ended December 31,
(millions of dollars)	2023	2022	2021
Household & Personal Care	$517.6	$476.2	$383.7
Specialty Additives	642.6	648.4	578.9
High-Temperature Technologies	720.9	702.5	642.7
Environmental & Infrastructure	288.8	298.4	253.0
Total	$2,169.9	$2,125.5	$1,858.3

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Minerals Technologies Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Minerals Technologies Inc. and subsidiaries (the Company) as of December 31, 2023 and December 31, 2022, the related consolidated statements of income, comprehensive income, cash flows, and changes in shareholders’ equity for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedule (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and December 31, 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 16, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of talc litigation liability

As discussed in Note 17 to the consolidated financial statements, the Company and certain of the Company’s subsidiaries are among numerous defendants in a number of cases seeking damages for alleged exposure to asbestos-contaminated talc products sold by the Company’s subsidiary Barretts Minerals, Inc. (BMI).  On October 2, 2023, the Company’s subsidiaries, BMI and Barretts Ventures Texas LLC (together with BMI), filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas (the “Chapter 11 Cases”) to address and comprehensively resolve BMI’s liabilities associated with talc.

We identified the evaluation of the talc litigation liability as a critical audit matter. A high degree of complex auditor judgment was required to evaluate the Company’s talc litigation liability due to the nature of the estimate and key assumptions, including the assessment of the likelihood of a loss being incurred and whether a reasonable estimate of the loss or range of loss for the future and existing talc claims could be made.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s talc litigation liability estimation process. This included controls over determining the key assumptions noted above and claims data utilized in the process. We evaluated the reasonableness of the Company’s talc litigation liability estimate by:

●	evaluating the professional qualifications, knowledge, skills, ability, and relationship of the Company’s external specialist used in compiling and evaluating claims data
●
assessing the talc related legal cases settled during the year and the open cases as of December 31, 2023, by evaluating letters obtained directly from the Company’s external and internal legal counsel

●	testing a selection of claims data used in the Company’s talc accrual calculation by comparing the selected items to underlying claims documentation
●
discussing the status and processing of significant known, actual, and potential litigation, and the status of ongoing BMI bankruptcy proceedings with the Company’s in-house legal counsel, as well as external counsel

●	evaluating management’s assessment regarding whether an unfavorable outcome is reasonably possible or probable and reasonably estimable.
Measurement of projected pension benefit obligations

As discussed in Note 16 to the consolidated financial statements, the Company’s projected pension benefit obligations were $368.9 million as of December 31, 2023. The Company estimates the liability related to their pension plans using actuarial models that include assumptions about the Company's discount rates.
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
February 16, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Minerals Technologies Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Minerals Technologies Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, cash flows, and changes in shareholders’ equity for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedule (collectively, the consolidated financial statements), and our report dated February 16, 2024 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP
New York, New York
February 16, 2024

Management’s Report On Internal Control Over Financial Reporting

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

Management is also responsible for establishing and maintaining effective internal control over financial reporting. The Company’s internal control over financial reporting includes those policies and procedures that pertain to the Company’s ability to record, process, summarize and report reliable financial data. The Company maintains a system of internal control over financial reporting, which is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation of reliable published financial statements and safeguarding of the Company’s assets. The system includes a documented organizational structure and division of responsibility, established policies and procedures, including a code of conduct to foster a strong ethical climate, which are communicated throughout the Company, and the careful selection, training and development of our people.

The Board of Directors, acting through its Audit Committee, is responsible for the oversight of the Company’s accounting policies, financial reporting and internal control. The Audit Committee of the Board of Directors is comprised entirely of outside directors who are independent of management. The Audit Committee is responsible for the appointment and compensation of the independent registered public accounting firm. It meets periodically with management, the independent registered public accounting firm and the internal auditors to ensure that they are carrying out their responsibilities. The Audit Committee is also responsible for performing an oversight role by reviewing and monitoring the financial, accounting and auditing procedures of the Company in addition to reviewing the Company’s financial reports. The independent registered public accounting firm and the internal auditors have full and unlimited access to the Audit Committee, with or without management, to discuss the adequacy of internal control over financial reporting, and any other matters which they believe should be brought to the attention of the Audit Committee.

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

The Company assessed its internal control system as of December 31, 2023 in relation to criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, the Company has determined that, as of December 31, 2023, its system of internal control over financial reporting was effective.

The consolidated financial statements have been audited by the independent registered public accounting firm, which was given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders, the Board of Directors and committees of the Board. Reports of the independent registered public accounting firm, which includes the independent registered public accounting firm’s attestation of the effectiveness of the Company’s internal control over financial reporting are also presented within this document.

/s/ Douglas T. Dietrich Chairman of the Board and Chief Executive Officer	/s/ Erik C. Aldag Senior Vice President, Finance and Treasury, Chief Financial Officer

/s/ Michael A. Cipolla Vice President, Corporate Controller and Chief Accounting Officer

February 16, 2024

MINERALS TECHNOLOGIES INC. & SUBSIDIARY COMPANIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(millions of dollars)

Description	Balance at Beginning of Period	Additions Charged to Costs, Provisions and Expenses	Deductions (a)	Balance at End of Period
Year Ended December 31, 2023
Valuation and qualifying accounts deducted from assets to which they apply:
Allowance for doubtful accounts	$15.1	2.8	2.4	$20.3
Year Ended December 31, 2022
Valuation and qualifying accounts deducted from assets to which they apply:
Allowance for doubtful accounts	$15.0	4.1	(4.0)	$15.1
Year Ended December 31, 2021
Valuation and qualifying accounts deducted from assets to which they apply:
Allowance for doubtful accounts	$15.0	0.9	(0.9)	$15.0

(a)	Includes impact of write-offs, translation of foreign currencies and reclassifications for presentation purposes.

S-1