Form 10-Q
period 2024-03-31
MINERALS TECHNOLOGIES INC
filed 2024-04-26
CIK 891014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of April 17, 2024, there were 32,248,162 shares of common stock, par value of $0.10 per share, of the registrant outstanding.

MINERALS TECHNOLOGIES INC.

PART 1. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
(in millions of dollars, except per share data)	Mar. 31, 2024	Apr. 2, 2023
Net sales	$534.5	$546.1

Cost of goods sold	398.6	425.4

Production margin	135.9	120.7

Marketing and administrative expenses	53.0	52.3
Research and development expenses	5.6	5.3
Acquisition-related expenses	—	0.1
Litigation expenses	2.1	—

Income from operations	75.2	63.0

Interest expense, net	(14.9)	(14.2)
Other non-operating (deductions) income, net	(0.2)	(1.1)
Total non-operating deductions, net	(15.1)	(15.3)

Income before tax and equity in earnings	60.1	47.7

Provision for taxes on income	13.9	10.5
Equity in earnings of affiliates, net of tax	1.4	0.9

Net income	47.6	38.1
Less:
Net income attributable to non-controlling interests	0.9	1.1
Net income attributable to Minerals Technologies Inc.	$46.7	$37.0

Earnings per share:

Basic:
Net income attributable to Minerals Technologies Inc.	$1.45	$1.14

Diluted:
Net income attributable to Minerals Technologies Inc.	$1.44	$1.14

Cash dividends declared per common share	$0.10	$0.05

Shares used in computation of earnings per share:
Basic	32.3	32.5
Diluted	32.4	32.5

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
(in millions of dollars)	Mar. 31, 2024	Apr. 2, 2023
Net income	$47.6	$38.1
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(24.3)	10.0
Pension and postretirement plan adjustments	0.2	0.4
Unrealized (loss) gains on cash flow hedges	1.4	(2.3)
Total other comprehensive income (loss), net of tax	(22.7)	8.1
Total comprehensive income including non-controlling interests	24.9	46.2
Comprehensive income attributable to non-controlling interests	0.2	1.4
Comprehensive income attributable to Minerals Technologies Inc.	$24.7	$44.8

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions of dollars)	Mar. 31, 2024*	Dec. 31, 2023 **
ASSETS

Current assets:
Cash and cash equivalents	$315.7	$317.2
Short-term investments	4.4	4.3
Accounts receivable, net	396.3	399.1
Inventories	326.0	325.4
Prepaid expenses and other current assets	58.9	53.0
Total current assets	1,101.3	1,099.0

Property, plant and equipment	2,185.3	2,190.1
Less accumulated depreciation and depletion	(1,208.3)	(1,203.3)

Property, plant and equipment, net	977.0	986.8
Goodwill	913.1	913.6
Intangible assets	227.6	231.0
Deferred income taxes	14.8	16.0
Other assets and deferred charges	105.3	100.2
Total assets	$3,339.1	$3,346.6

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term debt	$75.7	$85.4
Current maturities of long-term debt	21.4	18.0
Accounts payable	194.7	188.7
Other current liabilities	150.0	165.2
Total current liabilities	441.8	457.3

Long-term debt, net of unamortized discount and deferred financing costs	904.4	911.1
Deferred income taxes	142.7	139.3
Accrued pension and post-retirement benefits	50.4	51.7
Other non-current liabilities	103.9	100.5
Total liabilities	1,643.2	1,659.9

Commitments and contingencies

Shareholders’ equity:
Common stock	5.0	4.9
Additional paid-in capital	503.6	501.2
Retained earnings	2,404.1	2,360.6
Accumulated other comprehensive loss	(391.3)	(369.4)
Less common stock held in treasury	(860.3)	(845.3)

Total Minerals Technologies Inc. shareholders’ equity	1,661.1	1,652.0
Non-controlling interests	34.8	34.7
Total shareholders’ equity	1,695.9	1,686.7
Total liabilities and shareholders’ equity	$3,339.1	$3,346.6

*	Unaudited
**	Condensed from audited financial statements

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(in millions of dollars)	Mar. 31, 2024	Apr. 2, 2023
Operating Activities:

Net income	$47.6	$38.1

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	23.5	23.7
Reduction of right of use asset	3.4	3.4
Other non-cash items, net	7.2	4.2
Net changes in operating assets and liabilities	(25.8)	(35.7)
Net cash provided by operating activities	55.9	33.7

Investing Activities:

Purchases of property, plant and equipment, net	(16.5)	(24.4)
Proceeds from sale of short-term investments	1.1	1.6
Purchases of short-term investments	(1.3)	(2.0)
Other investing activities	0.1	0.1
Net cash used in investing activities	(16.6)	(24.7)

Financing Activities:

Repayment of long-term debt	(3.6)	(3.8)
Proceeds from issuance of short-term debt	—	—
Repayment of short-term debt	(9.7)	(1.2)
Purchase of common stock for treasury	(15.0)	—
Proceeds from issuance of stock under option plan	2.3	0.2
Excess tax benefits related to stock incentive programs	(2.8)	(2.8)
Cash dividends paid	(3.2)	(1.6)
Net cash used in financing activities	(32.0)	(9.2)

Effect of exchange rate changes on cash and cash equivalents	(8.8)	2.7

Net increase (decrease) in cash and cash equivalents	(1.5)	2.5
Cash and cash equivalents at beginning of period	317.2	247.2
Cash and cash equivalents at end of period	$315.7	$249.7

Supplemental disclosure of cash flow information:
Interest paid	$20.3	$19.1
Income taxes paid	$7.3	$4.7

Non-cash financing activities:
Treasury stock purchases settled after period end	$0.4	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	Equity Attributable to Minerals Technologies Inc.
(in millions of dollars)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interests	Total
Balance as of December 31, 2023	$4.9	$501.2	$2,360.6	$(369.4)	$(845.3)	$34.7	$1,686.7

Net income	—	—	46.7	—	—	0.9	47.6
Other comprehensive income, net	—	—	—	(21.9)	—	(0.8)	(22.7)
Dividends declared	—	—	(3.2)	—	—	—	(3.2)
Issuance of shares pursuant to employee stock compensation plans	0.1	2.3	—	—	—	—	2.4
Purchase of common stock for treasury	—	—	—	—	(15.0)	—	(15.0)
Stock-based compensation	—	2.9	—	—	—	—	2.9
Conversion of RSU's for tax withholding	—	(2.8)	—	—	—	—	(2.8)
Balance as of March 31, 2024	$5.0	$503.6	$2,404.1	$(391.3)	$(860.3)	$34.8	$1,695.9

	Equity Attributable to Minerals Technologies Inc.
(in millions of dollars)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interests	Total
Balance as of December 31, 2022	$4.9	$487.6	$2,284.6	$(366.5)	$(831.1)	$33.7	$1,613.2

Net income	—	—	37.0	—	—	1.1	38.1
Other comprehensive income, net	—	—	—	7.7	—	0.4	8.1
Dividends declared	—	—	(1.6)	—	—	—	(1.6)
Issuance of shares pursuant to employee stock compensation plans	—	0.2	—	—	—	—	0.2
Stock-based compensation	—	2.7	—	—	—	—	2.7
Conversion of RSU's for tax withholding	—	(2.7)	—	—	—	—	(2.7)
Balance as of April 2, 2023	$4.9	$487.8	$2,320.0	$(358.8)	$(831.1)	$35.2	$1,658.0

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared by management of Minerals Technologies Inc. (the “Company”, “MTI”, “we”, or “us”) in accordance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included. The results for the three-month periods ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

Company Operations

The Company is a leading, technology-driven specialty minerals company that develops, produces, and markets a broad range of mineral and mineral-based products, related systems and services. The Company serves globally a wide range of consumer and industrial markets, including household, food and pharmaceutical, paper, packaging, automotive, construction, and environmental.

The Company has two reportable segments: Consumer & Specialties and Engineered Solutions.

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

Note 2.  Revenue from Contracts with Customers

The following table disaggregates our revenue by major source (product line) for the three-month periods ended March 31, 2024 and April 2, 2023:

(in millions of dollars)	Three Months Ended
Net Sales	Mar. 31, 2024	Apr. 2, 2023
Household & Personal Care	$138.4	$129.2
Specialty Additives	158.5	168.1
Consumer & Specialties Segment	296.9	297.3

High-Temperature Technologies	177.3	178.6
Environmental & Infrastructure	60.3	70.2
Engineered Solutions Segment	237.6	248.8

Total	$534.5	$546.1

Note 3 .  Earnings per Share (EPS)

Basic earnings per share are based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share are based upon the weighted average number of common shares outstanding during the period assuming the issuance of common shares for all potentially dilutive common shares outstanding.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
(in millions, except per share data)	Mar. 31, 2024	Apr. 2, 2023
Net income attributable to Minerals Technologies Inc.	$46.7	$37.0

Weighted average shares outstanding	32.3	32.5
Dilutive effect of stock options and deferred restricted stock units	0.1	—
Weighted average shares outstanding, adjusted	32.4	32.5

Basic earnings per share attributable to Minerals Technologies Inc.	$1.45	$1.14

Diluted earnings per share attributable to Minerals Technologies Inc.	$1.44	$1.14

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Of the options outstanding of 1,671,687 and 1,608,613 for the three-month periods ended March 31, 2024 and April 2, 2023, respectively, options to purchase 900,163 shares and 1,002,344 shares of common stock for the three-month periods ending March 31, 2024 and April 2, 2023, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive, as the exercise prices of the options were greater than the average market price of the common shares.

Note 4.  Restructuring and Other Items, net

In the second quarter of 2023, the Company initiated a restructuring and cost savings program to further streamline its cost structure as a result of organizational efficiencies gained through the resegmentation in the first quarter of 2023. As a result, the Company recorded a charge of $6.6 million for restructuring and other charges related to severance and other costs. In the third quarter of 2023, an incremental charge of $0.3 million was recorded relating to this program.

At March 31, 2024, the Company had $3.7 million included within other current liabilities in the Condensed Consolidated Balance Sheet for cash expenditures needed to satisfy remaining obligations under workforce reduction initiatives. The Company expects to pay these amounts by end of 2024.

The following table is a reconciliation of our restructuring liability balance as of March 31, 2024:

(in millions of dollars)
Restructuring liability, December 31, 2023	$3.8
Cash payments	(0.1)
Restructuring liability, March 31, 2024	$3.7

Note 5.  Income Taxes

Provision for taxes was $13.9 million and $10.5 million during the three-month periods ended March 31, 2024 and  April 2, 2023, respectively.  The effective tax rate was  23.1% for the three months ended March 31, 2024, as compared with 22.0% for the three months ended April 2, 2023.  The higher tax rate was primarily due to the mix of earnings.

As of March 31, 2024, the Company had approximately $2.9 million of total unrecognized income tax benefits. Included in this amount were a total of $2.1 million of unrecognized income tax benefits that, if recognized, would affect the Company’s effective tax rate.  While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

The Company’s accounting policy is to recognize interest and penalties accrued relating to unrecognized income tax benefits as part of its provision for income taxes. The Company had a net addition of approximately $0.1 million during the three-month period ended March 31, 2024  and had an accrued balance of $0.6 million of interest and penalties as of March 31, 2024.

The Company operates in multiple taxing jurisdictions, both within and outside the U.S.  In certain situations, a taxing authority may challenge positions that the Company has adopted in its income tax filings. The Company, with a few exceptions (none of which are material), is no longer subject to U.S. federal, state, local, and international income tax examinations by tax authorities for years prior to 2017.

In December 2021, as part of the Organization for Economic Co-operation and Development’s (“OECD”) released the Pillar Two Model Rules which aim to reform international corporate taxation rules, including the implementation of a global minimum tax rate. The Company began implementation of the Pillar Two Model Rules in the first quarter of 2024.  The Company continues to assess the rules in all jurisdictions and does not anticipate a material impact to its financial statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6.  Inventories

The following is a summary of inventories by major category:

(in millions of dollars)	Mar. 31, 2024	Dec. 31, 2023
Raw materials	$142.3	$144.3
Work-in-process	11.1	11.7
Finished goods	117.7	113.5
Packaging and supplies	54.9	55.9
Total inventories	$326.0	$325.4

Note 7.  Goodwill and Other Intangible Assets

Goodwill and other intangible assets with indefinite lives are not amortized, but instead are assessed for impairment, at least annually. The carrying amount of goodwill was $913.1 million and $913.6 million as of March 31, 2024 and December 31, 2023, respectively.  The net change in goodwill from December 31, 2023 to March 31, 2024 is attributable to the effects of foreign exchange.

Acquired intangible assets subject to amortization as of March 31, 2024 and December 31, 2023 were as follows:

		Mar. 31, 2024		Dec. 31, 2023
(in millions of dollars)	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Tradenames	34	$221.3	$60.3	$221.5	$59.1
Technology	13	18.8	14.6	18.8	14.2
Patents and trademarks	19	6.4	6.4	6.4	6.4
Customer relationships	21	78.4	16.0	79.0	15.0
	29	$324.9	$97.3	$325.7	$94.7

The weighted average amortization period for acquired intangible assets subject to amortization is approximately 29 years.  Estimated amortization expense is $8.8 million for the remainder of 2024, $47.8 million for 2025–2028 and $171.0 million thereafter.

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

The Company utilizes interest rate swaps to limit exposure to market fluctuations on floating-rate debt.  In the second quarter of 2023, the Company entered into a floating to fixed interest rate swap for a notional amount of $150 million.  The fair value of this swap is an asset of $1.9 million at March 31, 2024 and is recorded in other assets and deferred charges on the Condensed Consolidated Balance Sheet.  This interest rate swap is designated as a cash flow hedge.  As a result, the gains and losses associated with this interest rate swap are recorded in accumulated other comprehensive income (loss).

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

Note 9.  Long-Term Debt and Commitments

The following is a summary of long-term debt:

(in millions of dollars)	Mar. 31, 2024	Dec. 31, 2023
Secured Credit Agreement:
Term Loan due 2027, net of unamortized deferred financing costs of $2.3 million and $2.4 million	$527.1	$530.4

Senior Notes:
5.00% due 2028, net of unamortized deferred financing costs of $3.7 million and $3.9 million	396.3	396.1
Other debt	2.4	2.6
Total	925.8	929.1
Less: Current maturities	21.4	18.0
Total long-term debt	$904.4	$911.1

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

As of March 31, 2024, there were $75.0 million in loans and $9.1 million in letters of credit outstanding under the Revolving Facility.

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

The Company has a committed loan facility in Japan. As of March 31, 2024, $1.2 million was outstanding under this loan facility.  Principal will be repaid in accordance with the payment schedule ending in 2026. The Company repaid $0.1 million on this facility in the first quarter of 2024.

As part of the acquisition of Concept Pet Heimtierprodukte GmbH ("Concept Pet") in 2022, the Company assumed $1.9 million in long-term debt, recorded at fair value, consisting of two terms loans, one that matures in 2025 and one that matures in 2027.  Both loans have annual payments and carry a variable interest rate. The Company did not make repayments on these loans during the first quarter of 2024.

As of March 31, 2024, the Company had $25.3 million in uncommitted short-term bank credit lines, of which $0.7 million were in use.

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

Components of Net Periodic Benefit Cost

	Pension Benefits
	Three Months Ended
(in millions of dollars)	Mar. 31, 2024	Apr. 2, 2023
Service cost	$1.2	$1.2
Interest cost	4.0	3.9
Expected return on plan assets	(5.0)	(4.5)
Amortization:
Recognized net actuarial loss	0.4	0.6
Net periodic benefit cost	$0.6	$1.2

	Post-Retirement Benefits
	Three Months Ended
(in millions of dollars)	Mar. 31, 2024	Apr. 2, 2023
Service cost	$—	$—
Interest cost	—	—
Amortization:
Recognized net actuarial (gain)	(0.1)	(0.1)
Net periodic benefit cost	$(0.1)	$(0.1)

Amortization amounts of prior service costs and recognized net actuarial losses are recorded, net of tax, as increases to accumulated other comprehensive income.

The Company expects to contribute approximately $13.2 million to its pension plans and $0.1 million to its other postretirement benefit plans in 2024.  As of March 31, 2024, approximately $1.0 million has been contributed to the pension plans and no contributions have been made to the other postretirement benefit plans.

Note 11.  Comprehensive Income

The following table summarizes the amounts reclassified out of accumulated other comprehensive loss attributable to the Company:

	Three Months Ended
(in millions of dollars)	Mar. 31, 2024	Apr. 2, 2023
Amortization of pension items:
Pre-tax amount	$0.3	$0.5
Tax	(0.1)	(0.1)
Net of tax	$0.2	$0.4

The pre-tax amounts in the table above are included within the components of net periodic pension benefit cost (see Note 10 to the Condensed Consolidated Financial Statements) and the tax amounts are included within the provision for taxes on income line within the Condensed Consolidated Statements of Income.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The major components of accumulated other comprehensive loss, net of related tax, attributable to MTI are as follows:

(in millions of dollars)	Foreign Currency Translation Adjustment	Unrecognized Pension Costs	Net Gain (Loss) on Derivative Instruments	Total
Balance as of December 31, 2023	$(350.9)	$(28.8)	$10.3	$(369.4)

Other comprehensive income (loss) before reclassifications	(23.5)	—	1.4	(22.1)
Amounts reclassified from AOCI	—	0.2	—	0.2
Net current period other comprehensive income (loss)	(23.5)	0.2	1.4	(21.9)
Balance as of March 31, 2024	$(374.4)	$(28.6)	$11.7	$(391.3)

Note 12.  Contingencies

The Company is party to a number of lawsuits arising in the normal course of our business. The Company and certain of the Company’s subsidiaries are among numerous defendants in a number of cases seeking damages for alleged exposure to asbestos-contaminated talc products sold by the Company’s subsidiary Barretts Minerals Inc. (“BMI”). On October 2, 2023 (the “Petition Date”), notwithstanding the Company’s confidence in the safety of BMI’s talc products, the Company’s subsidiaries, BMI and Barretts Ventures Texas LLC (together with BMI, “Barretts”), filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas (the “Chapter 11 Cases”) to address and comprehensively resolve BMI’s liabilities associated with talc. Minerals Technologies Inc. and the Company’s other subsidiaries were not included in the Chapter 11 filing.  During the pendency of the Chapter 11 Cases, the Company anticipates that BMI will benefit from the operation of the automatic stay, which stays ongoing litigation in connection with talc-related claims against BMI. In addition, subject to certain exceptions, the filing or continued prosecution of all talc-related claims against BMI’s non-debtor affiliates is temporarily stayed through May 13, 2024 (subject to further extensions), the date on which a hearing is scheduled on the status of the Chapter 11 Cases.

As of March 31, 2024, we had 594 open cases related to certain talc products previously sold by BMI, which is an increase from previous years.  As a result of the Chapter 11 Cases, these cases are stayed.  The following table details case activity related to talc products previously sold by BMI:

	Three Months Ended
(number of claims)	Mar. 31, 2024	Apr. 2, 2023

Claims pending, beginning of period	574	439
Claims filed	30	62
Claims dismissed, settled or otherwise resolved	10	41

Claims pending, end of period	594	460

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

In the first quarter of 2024, BMI entered into an agreement to sell its talc assets under section 363 of the Bankruptcy Code. The sale is expected to close in the second quarter of 2024.  Proceeds of the sale will be used to fund the Chapter 11 Cases.  BMI’s ultimate goal in the Chapter 11 Cases is to confirm a plan of reorganization under Section 524(g) of the U.S. Bankruptcy Code and utilize this provision to establish a trust that will address all current and future talc-related claims.  Following the Chapter 11 filing, the activities of Barretts are now subject to review and oversight by the bankruptcy court. As a result, Barretts was deconsolidated as of the Petition Date, and its assets and liabilities were derecognized from the Company’s consolidated financial statements on a prospective basis.

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

Note 13.  Segment and Related Information

The Company has two reportable segments: Consumer & Specialties and Engineered Solutions. See Note 1 to the Condensed Consolidated Financial Statements. Segment information for the three-month periods ended March 31, 2024 and April 2, 2023  is as follows:

	Three Months Ended
(in millions of dollars)	Mar. 31, 2024	Apr. 2, 2023
Net Sales
Consumer & Specialties	$296.9	$297.3
Engineered Solutions	237.6	248.8
Total	$534.5	$546.1

Income from Operations
Consumer & Specialties	$42.0	$32.2
Engineered Solutions	38.5	35.3
Total	$80.5	$67.5

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements is as follows:

	Three Months Ended
(in millions of dollars)	Mar. 31, 2024	Apr. 2, 2023
Income from operations for reportable segments	$80.5	$67.5
Acquisition-related expenses	—	(0.1)
Litigation expenses	(2.1)	—
Unallocated and other corporate expenses	(3.2)	(4.4)
Consolidated income from operations	75.2	63.0
Non-operating deductions, net	(15.1)	(15.3)
Income before tax and equity in earnings	$60.1	$47.7

The Company's sales by product category are as follows:

	Three Months Ended
(in millions of dollars)	Mar. 31, 2024	Apr. 2, 2023
Household & Personal Care	$138.4	$129.2
Specialty Additives	158.5	168.1
High-Temperature Technologies	177.3	178.6
Environmental & Infrastructure	60.3	70.2
Total	$534.5	$546.1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Minerals Technologies Inc.:

Results of Review of Interim Financial Information

We have reviewed the condensed consolidated balance sheet of Minerals Technologies Inc. and subsidiaries (the Company) as of March 31, 2024, the related condensed consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for the three-month periods ended March 31, 2024 and April 2, 2023, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2023, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 16, 2024, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2023 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
April 26, 2024

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Our consolidated sales for the first quarter of 2024 were $534.5 million, a decrease of 2% as compared with $546.1 million in the prior year.  Income from operations was $75.2 million, as compared with $63.0 million in the prior year.  Included in income from operations for the first quarter of 2024 was $2.1 million of litigation expenses incurred in connection with the bankruptcy of the Company's subsidiaries, Barretts Minerals Inc. ("BMI") and Barretts Ventures Texas LLC (together with BMI, "Barretts").  Net income was $46.7 million, as compared to $37.0 million in the first quarter of 2023.  Diluted earnings in the first quarter ended March 31, 2024 were $1.44 per share, as compared with $1.14 per share in the first quarter of 2023.

Our balance sheet continues to be strong. Cash, cash equivalents and short-term investments were $320.1 million as of March 31, 2024 and the Company had more than $500 million of available liquidity, including cash on hand as well as availability under its revolving credit facility.  We believe that these factors will allow us to meet our anticipated funding requirements.

Outlook

The Company will also continue to focus on innovation and new product development and other opportunities for sales growth from our existing businesses in 2024, as follows:

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

●	Pursue opportunities for the expanded use of our products in environmental, building and construction, infrastructure and oil and gas drilling and water treatment globally.
●	Increase our presence and market share for geosynthetic clay liners globally.

All Segments

●	Further operational excellence principles into all aspects of the organization, including system infrastructure and lean principles.
●	Continue to explore selective acquisitions to fit our competencies in minerals and our core technologies.

However, there can be no assurance that we will achieve success in implementing any one or more of these opportunities.

Results of Operations

Three months ended March 31, 2024 as compared with three months ended April 2, 2023

Consolidated Income Statement Review

	Three Months Ended
(in millions of dollars)	Mar. 31, 2024	Apr. 2, 2023	% Change
Net sales	$534.5	$546.1	(2)%
Cost of sales	398.6	425.4	(6)%
Production margin	135.9	120.7	13%
Production margin %	25.4%	22.1%

Marketing and administrative expenses	53.0	52.3	1%
Research and development expenses	5.6	5.3	6%
Acquisition-related expenses	—	0.1	*
Litigation expenses	2.1	—	*

Income from operations	75.2	63.0	19%
Operating margin %	14.1%	11.5%

Interest expense, net	(14.9)	(14.2)	5%
Other non-operating income (deductions), net	(0.2)	(1.1)	(82)%
Total non-operating deductions, net	(15.1)	(15.3)	(1)%

Income before tax and equity in earnings	60.1	47.7	26%
Provision for taxes on income	13.9	10.5	32%
Effective tax rate	23.1%	22.0%

Equity in earnings of affiliates, net of tax	1.4	0.9	56%

Net income	47.6	38.1	25%

Net income attributable to non-controlling interests	0.9	1.1	(18)%
Net income attributable to Minerals Technologies Inc.	$46.7	$37.0	26%

*  Not meaningful

Net Sales

	Three Months Ended Mar. 31, 2024			Three Months Ended Apr. 2, 2023
(in millions of dollars)	Net Sales	% of Total Sales	% Change	Net Sales	% of Total Sales
U.S.	$275.1	51.5%	(4)%	$288.0	52.7%
International	259.4	48.5%	1%	258.1	47.3%
Total sales	$534.5	100.0%	(2)%	$546.1	100.0%

Consumer & Specialties Segment	$296.9	55.5%	0%	$297.3	54.4%
Engineered Solutions Segment	237.6	44.5%	(5)%	248.8	45.6%
Total sales	$534.5	100.0%	(2)%	$546.1	100.0%

Worldwide net sales decreased 2% to $534.5 million in the first quarter from $546.1 million in the prior year. Included in sales from the prior year were $13.1 million of sales related to BMI, which was deconsolidated in the fourth quarter of 2023.

Net sales in the United States were $275.1 million in the first quarter of 2024, as compared to $288.0 million in the prior year, a decrease of 4%.  International sales increased 1% to $259.4 million from $258.1 million in the prior year.

Operating Costs and Expenses

Cost of sales was $398.6 million and represented 74.6% of sales for the three month period ended March 31, 2024, as compared with $425.4 million and 77.9% of sales in the prior year. Production margin increased from 22.1% of sales in the prior year to 25.4% of sales in the first quarter of 2024.  This increase was primarily due to price and cost management as well as productivity improvements.

Marketing and administrative costs were $53.0 million and 9.9% of sales for the three months ended March 31, 2024, as  compared to $52.3 million and 9.6% of sales in the prior year.

Research and development expenses were $5.6 million and represented 1.0% of sales for the three months ended March 31, 2024, as compared with $5.3 million and 1.0% of sales in the prior year.

The Company recorded litigation expenses of $2.1 million in connection with BMI's bankruptcy during the three months ended March 31, 2024.

Income from Operations

The Company recorded income from operations of $75.2 million as compared to $63.0 million in the prior year.  Operating income during the three months ended March 31, 2024 includes litigation expenses of $2.1 million in connection with BMI's bankruptcy.

Other Non-Operating Income (Deductions), net

In the first quarter of 2024, non-operating deductions were $15.1 million, as compared with $15.3 million in the prior year. The Company had higher interest expense in the current year resulting from higher interest rates.  Included in other non-operating deductions in the first quarter of 2024 was net interest expense of $14.9 million, as compared to $14.2 million in the first quarter of the prior year.

Provision for Taxes on Income

Provision for taxes on income was $13.9 million and $10.5 million for the three months ended March 31, 2024 and April 2, 2023, respectively.  The effective tax rate was 23.1% and 22.0% for the three months ended March 31, 2024 and April 2, 2023, respectively.  The higher tax rate was primarily due to the mix of earnings.

Net Income Attributable to MTI Shareholders

Net income attributable to MTI shareholders was $46.7 million for the three months ended March 31, 2024, as compared with $37.0 million in the prior year.

Segment Review

The following discussions highlight the operating results for each of our two segments.

	Three Months Ended
Consumer & Specialties Segment	Mar. 31, 2024	Apr. 2, 2023	% Change
	(in millions of dollars)
Net Sales
Household & Personal Care	$138.4	$129.2	7%
Special Additives	158.5	168.1	(6)%
Total net sales	$296.9	$297.3	0%

Income from operations	$42.0	$32.2	30%
% of net sales	14.1%	10.8%

Net sales in the Consumer & Specialties segment was $296.9 million for the three months ended March 31, 2024, as compared with $297.3 million in the prior year.   Household & Personal Care sales increased 7% to $138.4 million, as compared with $129.2 million in the prior year on continued strong demand for our pet litter products as well as growth in other high-margin consumer-oriented products. Sales in Specialty Additives decreased $9.6 million, or 6% as compared with prior year. Included in sales from the prior year were $13.1 million of sales related to BMI, which was deconsolidated in the fourth quarter of 2023.

Income from operations was $42.0 million and represented 14.1% of sales, as compared to $32.2 million in the prior year and 10.8% of sales, a 30% improvement. This increase was the result of volume growth, productivity improvement, pricing and cost control.

	Three Months Ended
Engineered Solutions Segment	Mar. 31, 2024	Apr. 2, 2023	% Change
	(in millions of dollars)
Net Sales
High-Temperature Technologies	$177.3	$178.6	(1)%
Environmental & Infrastructure	60.3	70.2	(14)%
Total net sales	$237.6	$248.8	(5)%

Income from operations	$38.5	$35.3	9%
% of net sales	16.2%	14.2%

Net sales in the Engineered Solutions segment decreased 5% to $237.6 million from $248.8 million in the prior year  primarily driven by slow commercial construction market conditions in North America. High-Temperature Technologies sales decreased 1% to $177.3 million, as compared with $178.6 in the prior year. Environmental & Infrastructure sales decreased 14% to $60.3 million, as compared with $70.2 million in the prior year due to slow commercial construction market conditions and two large remediation projects that were completed in the first quarter of 2023.

Income from operations was $38.5 million and 16.2% of sales as compared with $35.3 million and 14.2% of sales in the prior year driven by strong operating performance in High-Temperature Technologies.

Liquidity and Capital Resources

Cash provided from operations during the three months ended March 31, 2024, was approximately $55.9 million. Cash flows provided from operations during the first three months of 2024 were principally used to fund capital expenditures, repay debt, repurchase shares, and to pay the Company’s dividend to common shareholders.  The aggregate maturities of long-term debt are as follows:  remainder of 2024 - $14.4 million; 2025 - $31.7 million; 2026 - $41.9 million; 2027 - $443.7 million; 2028 - $400.0 million; thereafter - $0.0 million.

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

As of March 31, 2024, there were $75.0 million in loans and $9.1 million in letters of credit outstanding under the Revolving Facility.

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

The Company has a committed loan facility in Japan. As of March 31, 2024, $1.2 million was outstanding under this loan facility.  Principal will be repaid in accordance with the payment schedule ending in 2026. The Company repaid $0.1 million on this facility during 2024.

As part of the Concept Pet acquisition, the Company assumed $1.9 million in long-term debt, recorded at fair value, consisting of two terms loans, one that matures in 2025 and one that matures in 2027.  Both loans have annual payments and carry a variable interest rate.  The Company did not make repayments on these loans during the first quarter of 2024.

As of March 31, 2024, the Company had $25.3 million in uncommitted short-term bank credit lines, of which $0.7 million were in use. The credit lines are primarily outside the U.S. and are generally one year in term at competitive market rates at large, well-established institutions.  The Company typically uses its available credit lines to fund working capital requirements or local capital spending needs.  We anticipate that capital expenditures for 2024 should be between $90 million and $100 million, principally related to opportunities to improve our operations and meet our strategic growth objectives.

In the second quarter of 2023, the Company entered into a new floating to fixed interest rate swap for a notional amount of $150 million. The fair value of this instrument at March 31, 2024 is an asset of $1.9 million.

On October 18, 2023, the Company’s Board of Directors authorized the Company’s management to repurchase, at its discretion, up to $75 million of the Company’s shares over a one-year period.  As of March 31, 2024, 443,775 shares have been repurchased under this program for $29.2 million, or an average price of approximately $65.76 per share.

The Company is required to make future payments under various contracts, including debt agreements and lease agreements. The Company also has commitments to fund its pension plans and provide payments for other postretirement benefit plans. During the three months ended March 31, 2024, there were no material changes in the Company’s contractual obligations.

The Company and certain of the Company’s subsidiaries are among numerous defendants in over five hundred cases seeking damages for alleged exposure to asbestos-contaminated talc products sold by the Company’s subsidiary BMI. The Company’s position is that these cases are meritless and all talc products sold by BMI are safe. On October 2, 2023 (the “Petition Date”), notwithstanding the Company’s confidence in the safety of BMI’s talc products, Barretts, filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas (the “Chapter 11 Cases”) to address and comprehensively resolve BMI’s liabilities associated with talc.  Minerals Technologies Inc. and the Company’s other subsidiaries were not included in the Chapter 11 filing.  In the first quarter of 2024, BMI entered into an agreement to sell its talc assets under section 363 of the U.S. Bankruptcy Code. The sale is expected to close in the second quarter of 2024. Proceeds of the sale will be used to fund the Chapter 11 Cases.  Barretts’ ultimate goal in the Chapter 11 Cases is to confirm a plan of reorganization under Section 524(g) of the U.S. Bankruptcy Code and utilize this provision to establish a trust that will address all current and future talc-related claims.  During the pendency of the Chapter 11 Cases, the Company anticipates that BMI will benefit from the operation of the automatic stay, which stays ongoing litigation in connection with talc-related claims against Barretts.  In addition, subject to certain exceptions, the filing or continued prosecution of all talc-related claims against Barretts’ non-debtor affiliates is temporarily stayed through May 13, 2024 (subject to further extensions), the date on which a hearing is scheduled on the status of the Chapter 11 Cases. Barretts has been deconsolidated from the Company’s financial statements since the Petition Date. Although the Chapter 11 Cases are progressing, it is not possible to predict the form of any ultimate resolution or when an ultimate resolution might occur at this time. Accordingly, the amount that will be necessary to fully and finally resolve all of BMI’s current and future talc-related claims in connection with a confirmed Chapter 11 plan of reorganization cannot be estimated with certainty at this time.  See Note 12 to the condensed consolidated financial statements included in this report for more information.

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

Forward-looking statements are necessarily based on assumptions, estimates and limited information available at the time they are made. A broad variety of risks and uncertainties, both known and unknown, as well as the inaccuracy of assumptions and estimates, can affect the realization of the expectations or forecasts in these statements. Many of these risks and uncertainties are difficult to predict or are beyond the Company’s control. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. Significant factors that could affect the expectations and forecasts include worldwide general economic, business, and industry conditions; the cyclicality of our customers’ businesses and their changing regional demands; our ability to compete in very competitive industries; consolidation in customer industries, principally paper, foundry and steel; our ability to renew or extend long term sales contracts for our satellite operations; our ability to generate cash to service our debt; our ability to comply with the covenants in the agreements governing our debt; our ability to effectively achieve and implement our growth initiatives or consummate the transactions described in the statements; our ability to successfully develop new products; our ability to defend our intellectual property; the increased risks of doing business abroad; the availability of raw materials and access to ore reserves at our mining operations, or increases in costs of raw materials, energy, or shipping; compliance with or changes to regulation in the areas of environmental, health and safety, and tax; risks and uncertainties related to the voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code filed by our subsidiaries Barretts Minerals Inc. and Barretts Ventures Texas LLC; claims for legal, environmental and tax matters or product stewardship issues; operating risks and capacity limitations affecting our production facilities; seasonality of some of our businesses; cybersecurity and other threats relating to our information technology systems; and other risk factors set forth under “Item 1A — Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, and in Exhibit 99 to this Quarterly Report on Form 10-Q.

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

There have been no material changes to the critical accounting estimates that our accounting policies require us to make in the preparation of our consolidated financial statements, as described in the 2023 Annual Report on Form 10-K.

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

In the second quarter of 2023, the Company entered into a floating to fixed interest rate swap for a notional amount of $150 million. The fair value of this instrument at March 31, 2024 is an asset of $1.9 million.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.  Risk Factors

For a description of Risk Factors, see Exhibit 99 attached to this report. There have been no material changes to our risk factors from those disclosed in our 2023 Annual Report on Form 10-K.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Dollar Value of Shares that May Yet be Purchased Under the Program
January 1 - January 28	80,813	$66.82	308,940	$55,401,617
January 29 - February 25	69,229	$69.26	378,169	$50,606,967
February 26 - March 31	65,606	$73.01	443,775	$45,817,211
Total	215,648	$69.49

On October 18, 2023, the Company’s Board of Directors authorized the Company’s management to repurchase, at its discretion, up to $75 million of the Company’s shares over a one-year period.  As of March 31, 2024, 443,775 shares have been repurchased under this program for $29.2 million, or an average price of approximately $65.76 per share.

ITEM 3.  Default Upon Senior Securities

Not applicable.

ITEM 4.  Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Quarterly Report on Form 10-Q.

ITEM 5.  Other Information

During the three months ended March 31, 2024, none of our directors or executive officers adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

April 26, 2024