Form 10-Q
period 2024-06-30
MINERALS TECHNOLOGIES INC
filed 2024-07-26
CIK 891014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of July 19, 2024, there were 32,168,725 shares of common stock, par value of $0.10 per share, of the registrant outstanding.

MINERALS TECHNOLOGIES INC.
INDEX TO FORM 10-Q

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Statements of Income for the three-month and six-month periods ended June 30, 2024 and July 2, 2023 (Unaudited)	3

	Condensed Consolidated Statements of Comprehensive Income for the three-month and six-month periods ended June 30, 2024 and July 2, 2023 (Unaudited)	4

	Condensed Consolidated Balance Sheets as of June 30, 2024 (Unaudited) and December 31, 2023	5

	Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2024 and July 2, 2023 (Unaudited)	6

	Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three-month periods ended June 30, 2024 and March 31, 2024 and July 2, 2023 and April 2, 2023 (Unaudited)	7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8

	Report of Independent Registered Public Accounting Firm	18

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29

Item 4.	Controls and Procedures	29

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3.	Default Upon Senior Securities	30

Item 4.	Mine Safety Disclosures	30

Item 5.	Other Information	30

Item 6.	Exhibits	30

Signature		31

PART 1. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(in millions of dollars, except per share data)	Jun. 30, 2024	Jul. 2, 2023	Jun. 30, 2024	Jul. 2, 2023

Net sales	$541.2	$551.5	$1,075.7	$1,097.6
Cost of goods sold	397.3	423.5	795.9	848.9
Production margin	143.9	128.0	279.8	248.7

Marketing and administrative expenses	53.3	51.8	106.3	104.1
Research and development expenses	5.8	5.6	11.4	10.9
Provision for credit losses	30.0	—	30.0	—
Restructuring and other items, net	—	6.6	—	6.6
Acquisition-related expenses	—	0.2	—	0.3
Litigation expenses	4.2	13.9	6.3	13.9

Income from operations	50.6	49.9	125.8	112.9

Interest expense, net	(14.9)	(14.5)	(29.8)	(28.7)
Other non-operating deductions, net	(1.1)	(1.4)	(1.3)	(2.5)
Total non-operating deductions, net	(16.0)	(15.9)	(31.1)	(31.2)

Income before tax and equity in earnings	34.6	34.0	94.7	81.7
Provision for taxes on income	15.6	7.5	29.5	18.0
Equity in earnings of affiliates, net of tax	1.9	1.1	3.3	2.0

Net income	20.9	27.6	68.5	65.7
Less:
Net income attributable to non-controlling interests	1.2	1.0	2.1	2.1
Net income attributable to Minerals Technologies Inc.	$19.7	$26.6	$66.4	$63.6

Earnings per share:

Basic:
Net income attributable to Minerals Technologies Inc.	$0.61	$0.82	$2.06	$1.96

Diluted:
Net income attributable to Minerals Technologies Inc.	$0.61	$0.82	$2.05	$1.96

Cash dividends declared per common share	$0.10	$0.05	$0.20	$0.10

Shares used in computation of earnings per share:
Basic	32.2	32.5	32.3	32.5
Diluted	32.4	32.6	32.4	32.5

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(in millions of dollars)	Jun. 30, 2024	Jul. 2, 2023	Jun. 30, 2024	Jul. 2, 2023

Net income	$20.9	$27.6	$68.5	$65.7
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(9.9)	(26.1)	(34.3)	(16.0)
Pension and postretirement plan adjustments	0.2	0.4	0.5	0.9
Unrealized gains (losses) on derivative instruments	0.1	0.5	1.5	(1.9)
Total other comprehensive loss, net of tax	(9.6)	(25.2)	(32.3)	(17.0)
Total comprehensive income including non-controlling interests	11.3	2.4	36.2	48.7
Comprehensive income (loss) attributable to non-controlling interests	0.4	0.1	0.6	(1.3)
Comprehensive income attributable to Minerals Technologies Inc.	$10.9	$2.3	$35.6	$50.0

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions of dollars)	Jun. 30, 2024*	Dec. 31, 2023 **
ASSETS

Current assets:
Cash and cash equivalents	$310.6	$317.2
Short-term investments	5.8	4.3
Accounts receivable, net	405.1	399.1
Inventories	333.0	325.4
Prepaid expenses and other current assets	59.3	53.0
Total current assets	1,113.8	1,099.0

Property, plant and equipment	2,192.3	2,190.1
Less accumulated depreciation and depletion	(1,218.5)	(1,203.3)

Property, plant and equipment, net	973.8	986.8
Goodwill	912.8	913.6
Intangible assets	224.7	231.0
Deferred income taxes	17.4	16.0
Other assets and deferred charges	103.5	100.2
Total assets	$3,346.0	$3,346.6

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term debt	$69.0	$85.4
Current maturities of long-term debt	24.7	18.0
Accounts payable	184.4	188.7
Other current liabilities	175.5	165.2
Total current liabilities	453.6	457.3

Long-term debt, net of unamortized discount and deferred financing costs	897.7	911.1
Deferred income taxes	146.6	139.3
Accrued pension and post-retirement benefits	48.1	51.7
Other non-current liabilities	102.5	100.5
Total liabilities	1,648.5	1,659.9

Commitments and contingencies

Shareholders’ equity:
Common stock	5.0	4.9
Additional paid-in capital	517.3	501.2
Retained earnings	2,420.5	2,360.6
Accumulated other comprehensive loss	(400.2)	(369.4)
Less common stock held in treasury	(880.0)	(845.3)

Total Minerals Technologies Inc. shareholders’ equity	1,662.6	1,652.0
Non-controlling interests	34.9	34.7
Total shareholders’ equity	1,697.5	1,686.7
Total liabilities and shareholders’ equity	$3,346.0	$3,346.6

*	Unaudited
**	Condensed from audited financial statements

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(in millions of dollars)	Jun. 30, 2024	Jul. 2, 2023
Operating Activities:

Net income	$68.5	$65.7

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	47.5	47.2
Reduction of right of use asset	7.0	7.0
Provision for credit losses	30.0	—
Other non-cash items, net	9.7	10.1
Net changes in operating assets and liabilities	(56.7)	(50.8)
Net cash provided by operating activities	106.0	79.2

Investing Activities:

Purchases of property, plant and equipment, net	(36.7)	(45.9)
Payments related to acquisition of business, net of cash acquired	(4.0)	(1.8)
Proceeds from sale of assets	—	0.2
Proceeds from sale of short-term investments	3.1	7.0
Purchases of short-term investments	(5.2)	(9.1)
Other investing activities	(3.0)	0.3
Net cash used in investing activities	(45.8)	(49.3)

Financing Activities:

Repayment of long-term debt	(7.2)	(7.4)
Repayment of short-term debt	(16.3)	(12.7)
Purchase of common stock for treasury	(34.6)	—
Proceeds from issuance of stock under option plan	13.0	0.2
Excess tax benefits related to stock incentive programs	(2.8)	(2.8)
Dividends paid to non-controlling interests	(0.4)	—
Cash dividends paid	(6.5)	(3.3)
Net cash used in financing activities	(54.8)	(26.0)

Effect of exchange rate changes on cash and cash equivalents	(12.0)	(4.0)

Net increase (decrease) in cash and cash equivalents	(6.6)	(0.1)
Cash and cash equivalents at beginning of period	317.2	247.2
Cash and cash equivalents at end of period	$310.6	$247.1

Supplemental disclosure of cash flow information:
Interest paid	$31.3	$39.2
Income taxes paid	$36.2	$26.4

Non-cash financing activities:
Treasury stock purchases settled after period end	$0.3	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	Equity Attributable to Minerals Technologies Inc.
(in millions of dollars)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interests	Total
Balance as of December 31, 2023	$4.9	$501.2	$2,360.6	$(369.4)	$(845.3)	$34.7	$1,686.7

Net income	—	—	46.7	—	—	0.9	47.6
Other comprehensive loss, net	—	—	—	(21.9)	—	(0.8)	(22.7)
Dividends declared	—	—	(3.2)	—	—	—	(3.2)
Issuance of shares pursuant to employee stock compensation plans	0.1	2.3	—	—	—	—	2.4
Purchase of common stock for treasury	—	—	—	—	(15.0)	—	(15.0)
Stock-based compensation	—	2.9	—	—	—	—	2.9
Conversion of RSU's for tax withholding	—	(2.8)	—	—	—	—	(2.8)
Balance as of March 31, 2024	$5.0	$503.6	$2,404.1	$(391.3)	$(860.3)	$34.8	$1,695.9

Net income	—	—	19.7	—	—	1.2	20.9
Other comprehensive loss, net	—	—	—	(8.9)	—	(0.7)	(9.6)
Dividends declared	—	—	(3.3)	—	—	—	(3.3)
Dividends paid to non-controlling interests	—	—	—	—	—	(0.4)	(0.4)
Issuance of shares pursuant to employee stock compensation plans	—	10.7	—	—	—	—	10.7
Purchase of common stock for treasury	—	—	—	—	(19.7)	—	(19.7)
Stock-based compensation	—	3.0	—	—	—	—	3.0
Balance as of June 30, 2024	$5.0	$517.3	$2,420.5	$(400.2)	$(880.0)	$34.9	$1,697.5

	Equity Attributable to Minerals Technologies Inc.
(in millions of dollars)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interests	Total
Balance as of December 31, 2022	$4.9	$487.6	$2,284.6	$(366.5)	$(831.1)	$33.7	$1,613.2

Net income	—	—	37.0	—	—	1.1	38.1
Other comprehensive income, net	—	—	—	7.7	—	0.4	8.1
Dividends declared	—	—	(1.6)	—	—	—	(1.6)
Issuance of shares pursuant to employee stock compensation plans	—	0.2	—	—	—	—	0.2
Stock-based compensation	—	2.7	—	—	—	—	2.7
Conversion of RSU's for tax withholding	—	(2.7)	—	—	—	—	(2.7)
Balance as of April 2, 2023	$4.9	$487.8	$2,320.0	$(358.8)	$(831.1)	$35.2	$1,658.0

Net income	—	—	26.6	—	—	1.0	27.6
Other comprehensive loss, net	—	—	—	(24.0)	—	(1.2)	(25.2)
Dividends declared	—	—	(1.7)	—	—	—	(1.7)
Stock-based compensation	—	2.8	—	—	—	—	2.8
Balance as of July 2, 2023	$4.9	$490.6	$2,344.9	$(382.8)	$(831.1)	$35.0	$1,661.5

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared by management of Minerals Technologies Inc. (the “Company”, “MTI”, “we”, or “us”) in accordance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included. The results for the three-month and six-month periods ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

Use of Estimates

The Company employs accounting policies that are in accordance with U.S. generally accepted accounting principles and require management to make estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported period. Significant estimates include those related to revenue recognition, valuation of long-lived assets, goodwill and other intangible assets, income taxes, including valuation allowances, contingent liabilities, provision for credit losses, and pension plan assumptions. Actual results could differ from those estimates.

Allowance for Credit Losses

The allowance for credit losses (ACL) is management's estimate of the current expected credit losses at the balance sheet date.  Our credit exposure includes an unfunded loan commitment.  For this exposure, we recognized an ACL associated with the unfunded amount, which is reported as a liability in accrued expenses and other liabilities on our consolidated balance sheet.

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

Note 2.  Revenue from Contracts with Customers

The following table disaggregates our revenue by major source (product line) for the three and six-month periods ended June 30, 2024 and July 2, 2023:

(in millions of dollars)	Three Months Ended		Six Months Ended
Net Sales	Jun. 30, 2024	Jul. 2, 2023	Jun. 30, 2024	Jul. 2, 2023

Household & Personal Care	$126.8	$125.5	$265.2	$254.7
Specialty Additives	157.5	164.8	316.0	332.9
Consumer & Specialties Segment	284.3	290.3	581.2	587.6

High-Temperature Technologies	184.7	182.6	362.0	361.2
Environmental & Infrastructure	72.2	78.6	132.5	148.8
Engineered Solutions Segment	256.9	261.2	494.5	510.0

Total	$541.2	$551.5	$1,075.7	$1,097.6

Note  3.  Acquisitions

Concept Pet Heimtierprodukte GmbH

On April 29, 2022, the Company completed the acquisition of Concept Pet Heimtierprodukte GmbH (“Concept Pet”), a European supplier of pet litter products. The purchase of Concept Pet supports the expansion of our European pet care business, as well as providing additional mineral reserves.  The purchase price was $28.0 million and the acquisition was financed through cash on hand.  The fair value of the total consideration transferred, net of cash acquired, was $22.4 million. In the second quarter of 2024, an additional $4.0 million was paid, which represents the final hold back consideration. The results of Concept Pet are included within our Household & Personal Care product line in our Consumer & Specialties segment.

The Company recorded acquisition related transaction and integration costs of $0.2 million and $0.3 million in the three and six-month periods ended July 2, 2023, respectively, which are reflected within the acquisition-related expenses line of the Condensed Consolidated Statements of Income.  The Company did not record any acquisition related transaction and integration costs during the three and six-month periods ended June 30, 2024.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
(in millions of dollars, except per share data)	Jun. 30, 2024	Jul. 2, 2023	Jun. 30, 2024	Jul. 2, 2023

Net income attributable to Minerals Technologies Inc.	$19.7	$26.6	$66.4	$63.6

Weighted average shares outstanding	32.2	32.5	32.3	32.5
Dilutive effect of stock options and deferred restricted stock units	0.2	0.1	0.1	—
Weighted average shares outstanding, adjusted	32.4	32.6	32.4	32.5

Basic earnings per share attributable to Minerals Technologies Inc.	$0.61	$0.82	$2.06	$1.96

Diluted earnings per share attributable to Minerals Technologies Inc.	$0.61	$0.82	$2.05	$1.96

Of the options outstanding of 1,482,563 and 1,607,833 for the three-month and six-month periods ended June 30, 2024 and July 2, 2023, respectively, options to purchase 196,471 shares and 1,289,235 shares of common stock for the three-month and six-month periods ending June 30, 2024 and July 2, 2023, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive, as the exercise prices of the options were greater than the average market price of the common shares.

Note 5.  Restructuring and Other Items, net

In the second quarter of 2023, the Company initiated a restructuring and cost savings program to further streamline its cost structure as a result of organizational efficiencies gained through the Company's resegmentation in the first quarter of 2023. As a result, the Company recorded a charge of $6.6 million for restructuring and other charges related to severance and other costs.

The following table outlines the amount of restructuring charges recorded within the Consolidated Statements of Income and the segment they relate to:

	Three Months Ended		Six Months Ended
(in millions of dollar)	Jun. 30, 2024	Jul. 2, 2023	Jun. 30, 2024	Jul. 2, 2023

Consumer & Specialties	$—	$0.6	$—	$0.6
Engineered Solutions	—	3.2	—	3.2
Corporate	—	2.8	—	2.8
Total restructuring and other items, net	$—	$6.6	$—	$6.6

At June 30, 2024, the Company had $2.8 million included within other current liabilities in the Condensed Consolidated Balance Sheet for cash expenditures needed to satisfy remaining obligations under workforce reduction initiatives. The Company expects to pay these amounts within the next twelve months.

The following table is a reconciliation of our restructuring liability balance as of June 30, 2024:

(in millions of dollars)
Restructuring liability, December 31, 2023	$3.8
Cash payments	(1.0)
Restructuring liability, June 30, 2024	$2.8

Note 6.  Income Taxes

Provision for taxes was $15.6 million and $29.5 million during the three-month and six-month periods ended June 30, 2024.  Provision for taxes was $7.5 million and $18.0 million during the three-month and six-month periods ended July 2, 2023.  The effective tax rate was 45.1% for the three-month period ended June 30, 2024, as compared with 22.1% for the three-month period ended July 2, 2023.  The effective tax rate was 31.2% for the six-month period ended June 30, 2024, as compared with 22.0% for the six-month period ended July 2, 2023.  The higher tax rate for the current year was primarily due to the expected credit loss in connection with the Debtor-in-Possession Credit Agreement that the Company entered into with its subsidiary BMI Oldco Inc. (see Note 13 to the Condensed Consolidated Financial Statements). Such credit loss is not currently deductible as the loans under such agreement are treated as an equity contribution for tax purposes. The current expected credit loss may become fully deductible in a future period.  The timing of such deductibility is dependent on developments in the bankruptcy proceedings.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of June 30, 2024, the Company had approximately $3.0 million of total unrecognized income tax benefits. Included in this amount were a total of $2.2 million of unrecognized income tax benefits that, if recognized, would affect the Company’s effective tax rate.  While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

The Company’s accounting policy is to recognize interest and penalties accrued relating to unrecognized income tax or benefit as part of its provision for income taxes. The Company had a net addition of approximately $0.1 million during the three-month period ended June 30, 2024 and had an accrued balance of $0.1 million of interest and penalties as of June 30, 2024.

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

In December 2021, the Organization for Economic Co-operation and Development (“OECD”) released the Pillar Two Model Rules which aim to reform international corporate taxation rules, including the implementation of a global minimum tax rate. The Company began implementation of the Pillar Two Model Rules in the first quarter of 2024.  The Company continues to assess the rules in all jurisdictions and does not anticipate a material impact to its financial statements.

Note 7.  Inventories

The following is a summary of inventories by major category:

(in millions of dollars)	Jun. 30, 2024	Dec. 31, 2023
Raw materials	$149.4	$144.3
Work-in-process	12.1	11.7
Finished goods	116.1	113.5
Packaging and supplies	55.4	55.9
Total inventories	$333.0	$325.4

Note 8.  Goodwill and Other Intangible Assets

Goodwill and other intangible assets with indefinite lives are not amortized, but instead are assessed for impairment, at least annually. The carrying amount of goodwill was $912.8 million and $913.6 million as of June 30, 2024 and December 31, 2023, respectively.  The net change in goodwill from December 31, 2023 to June 30, 2024 is attributable to the effects of foreign exchange.

Acquired intangible assets subject to amortization as of June 30, 2024 and December 31, 2023 were as follows:

		Jun. 30, 2024		Dec. 31, 2023
(in millions of dollars)	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Tradenames	34	$221.3	$61.6	$221.5	$59.1
Technology	13	18.8	14.9	18.8	14.2
Patents and trademarks	19	6.4	6.4	6.4	6.4
Customer relationships	21	78.4	17.3	79.0	15.0
	29	$324.9	$100.2	$325.7	$94.7

The weighted average amortization period for acquired intangible assets subject to amortization is approximately 29 years.  Estimated amortization expense is $6.8 million for the remainder of 2024, $47.8 million for 2025–2028 and $170.1 million thereafter.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 9.  Derivative Financial Instruments

As a multinational corporation with operations throughout the world, the Company is exposed to certain market risks.  The Company uses a variety of practices to manage these market risks, including, when considered appropriate, derivative financial instruments. The Company’s objective is to offset gains and losses resulting from interest rate and foreign currency exposures with gains and losses on the derivative contracts used to hedge them. The Company uses derivative financial instruments only for risk management and not for trading or speculative purposes.

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

The Company utilizes interest rate swaps to limit exposure to market fluctuations on floating-rate debt.  In the second quarter of 2023, the Company entered into a floating to fixed interest rate swap for a notional amount of $150 million.  The fair value of this swap is an asset of $1.9 million at June 30, 2024 and is recorded in other assets and deferred charges on the Condensed Consolidated Balance Sheet.  This interest rate swap is designated as a cash flow hedge.  As a result, the gains and losses associated with this interest rate swap are recorded in accumulated other comprehensive income (loss).

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

Note 10.  Long-Term Debt and Commitments

The following is a summary of long-term debt:

(in millions of dollars)	Jun. 30, 2024	Dec. 31, 2023
Secured Credit Agreement:
Term Loan due 2027, net of unamortized deferred financing costs of $2.1 million and $2.4 million	$523.8	$530.4

Senior Notes:
5.00% due 2028, net of unamortized deferred financing costs of $3.5 million and $3.9 million	396.5	396.1
Other debt	2.1	2.6
Total	922.4	929.1
Less: Current maturities	24.7	18.0
Total long-term debt	$897.7	$911.1

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

Loans under the Senior Secured Credit Facilities will bear interest at a rate equal to, at the election of the Company, Term SOFR plus a credit spread adjustment equal to 0.100% plus an applicable margin equal to 1.500% per annum or a base rate plus an applicable margin equal to 0.500% per annum, subject in each case to (a) an increase of 25 basis points in the event that, and for so long as, the net leverage ratio (as defined in the Amended Credit Agreement) is greater than or equal to 3.00 to 1.00 as of the last day of the preceding fiscal quarter, (b) a decrease of 12.5 basis points in the event that, and for so long as, the net leverage ratio is less than 2.00 to 1.00 and greater than or equal to 1.00 to 1.00 as of the last day of the preceding fiscal quarter and (c) an decrease of 25 basis points in the event that, and for so long as, the net leverage ratio is less than 1.00 to 1.00 as of the last day of the preceding fiscal quarter.  The Company will pay certain fees under the Amended Credit Agreement, including (a) a commitment fee of 0.250% per annum on the undrawn portion of the Revolving Facility (subject to a step-up to 0.300% and step-downs to 0.175% and 0.150% at the same levels described above), (b) a fronting fee of 0.125% per annum on the average daily undrawn amount of, plus unreimbursed amounts in respect of disbursements under, letters of credit issued under the Revolving Facility and (c) customary annual administration fees. The obligations of the Company under the Senior Secured Credit Facilities are unconditionally guaranteed jointly and severally by, subject to certain exceptions, all material domestic subsidiaries of the Company (the “Guarantors”) and secured, subject to certain exceptions, by a security interest in substantially all of the tangible and intangible assets of the Company and the Guarantors. In the third quarter of 2023, the Company's subsidiaries BMI Oldco Inc. (f/k/a Barretts Minerals Inc.) ("Oldco") and Barretts Ventures Texas LLC ("BVT") were removed as borrowers under, and Guarantors of, the Senior Secured Credit Facilities.

As of June 30, 2024, there were $69.0 million in loans and $9.1 million in letters of credit outstanding under the Revolving Facility.

On June 30, 2020, the Company issued $400 million aggregate principal amount of 5.0% Senior Notes due 2028 (the “Notes”).  The Notes were issued pursuant to an indenture, dated as of June 30, 2020, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Indenture”). The Notes bear an interest rate of 5.0% per annum payable semi-annually on January 1 and July 1 of each year, beginning on January 1, 2021.  The Notes are unconditionally guaranteed on a senior unsecured basis by each of the Company’s existing and future wholly owned domestic restricted subsidiaries that is a borrower under or that guarantees the Company’s obligations under its Senior Secured Credit Facilities or that guarantees the Company’s or any of the Company’s wholly owned domestic subsidiaries’ long-term indebtedness in an aggregate amount in excess of $50 million. In the third quarter of 2023, the Company’s subsidiaries Oldco and BVT were removed as guarantors of the Notes.

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

The Company has a committed loan facility in Japan. As of June 30, 2024, $1.1 million was outstanding under this loan facility.  Principal will be repaid in accordance with the payment schedule ending in 2026. The Company repaid $0.1 million on this facility during 2024.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As part of the acquisition of Concept Pet Heimtierprodukte GmbH ("Concept Pet") in 2022, the Company assumed $1.9 million in long-term debt, recorded at fair value, consisting of two terms loans, one that matures in 2025 and one that matures in 2027.  Both loans have annual payments and carry a variable interest rate. The Company repaid $0.1 million on these loans during 2024.

As of June 30, 2024, the Company had $25.2 million in uncommitted short-term bank credit lines, of which none were in use.

Note 11.  Benefit Plans

The Company and its subsidiaries have pension plans covering the majority of its eligible employees on a contributory or non-contributory basis. The Company also provides postretirement health care and life insurance benefits for the majority of its eligible U.S. retired employees. Disclosures for the U.S. plans have been combined with those outside of the U.S. as the international plans do not have significantly different assumptions, and together represent less than 21% of our total benefit obligation.

Components of Net Periodic Benefit Cost

	Pension Benefits
	Three Months Ended		Six Months Ended
(in millions of dollars)	Jun. 30, 2024	Jul. 2, 2023	Jun. 30, 2024	Jul. 2, 2023

Service cost	$1.1	$1.2	$2.3	$2.3
Interest cost	4.0	3.9	8.0	7.9
Expected return on plan assets	(4.9)	(4.6)	(9.9)	(9.1)
Amortization:
Prior service cost	—	0.1	—	0.1
Recognized net actuarial loss	0.4	0.6	0.8	1.2
Net periodic benefit cost	$0.6	$1.2	$1.2	$2.4

	Post-Retirement Benefits
	Three Months Ended		Six Months Ended
(in millions of dollars)	Jun. 30, 2024	Jul. 2, 2023	Jun. 30, 2024	Jul. 2, 2023

Service cost	$—	$—	$—	$—
Interest cost	—	—	—	—
Amortization:
Recognized net actuarial (gain) loss	(0.1)	(0.1)	(0.2)	(0.2)
Net periodic benefit cost	$(0.1)	$(0.1)	$(0.2)	$(0.2)

Amortization amounts of prior service costs and recognized net actuarial losses are recorded, net of tax, as increases to accumulated other comprehensive income.

The Company expects to contribute approximately $10.0 million to its pension plans and $0.1 million to its other postretirement benefit plans in 2024. As of June 30, 2024, $3.5 million has been contributed to the pension plans and no contributions have been made to the other postretirement benefit plans.

Note 12.  Comprehensive Income

The following table summarizes the amounts reclassified out of accumulated other comprehensive loss attributable to the Company:

	Three Months Ended		Six Months Ended
(in millions of dollars)	Jun. 30, 2024	Jul. 2, 2023	Jun. 30, 2024	Jul. 2, 2023

Amortization of pension items:
Pre-tax amount	$0.3	$0.7	$0.6	$1.2
Tax	(0.1)	(0.3)	(0.1)	(0.4)
Net of tax	$0.2	$0.4	$0.5	$0.8

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

The major components of accumulated other comprehensive loss, net of related tax, attributable to MTI are as follows:

(in millions of dollars)	Foreign Currency Translation Adjustment	Unrecognized Pension Costs	Net Gain (Loss) on Derivative Instruments	Total

Balance as of December 31, 2023	$(350.9)	$(28.8)	$10.3	$(369.4)

Other comprehensive income (loss) before reclassifications	(32.8)	—	1.5	(31.3)
Amounts reclassified from AOCI	—	0.5	—	0.5
Net current period other comprehensive income (loss)	(32.8)	0.5	1.5	(30.8)
Balance as of June 30, 2024	$(383.7)	$(28.3)	$11.8	$(400.2)

Note 13.  Contingencies

The Company is party to a number of lawsuits arising in the normal course of our business. The Company and certain of the Company’s subsidiaries are among numerous defendants in a number of cases seeking damages for alleged exposure to asbestos-contaminated talc products sold by the Company’s subsidiary BMI Oldco Inc. (f/k/a Barretts Minerals Inc.) (“Oldco”). On October 2, 2023 (the “Petition Date”), notwithstanding the Company’s confidence in the safety of Oldco’s talc products, the Company’s subsidiaries, Oldco and Barretts Ventures Texas LLC ("BVT" and, together with Oldco, the “Chapter 11 Debtors”), filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas (the “Chapter 11 Cases”) to address and comprehensively resolve Oldco’s liabilities associated with talc. Minerals Technologies Inc. and the Company’s other subsidiaries were not included in the Chapter 11 filing.  During the pendency of the Chapter 11 Cases, the Company anticipates that the Chapter 11 Debtors will benefit from the operation of the automatic stay, which stays ongoing litigation in connection with talc-related claims against the Chapter 11 Debtors. In addition, subject to certain exceptions, the filing or continued prosecution of all talc-related claims against the Chapter 11 Debtors' non-debtor affiliates is temporarily stayed through August 21, 2024 (subject to further extensions), the date on which a hearing is scheduled on the status of the Chapter 11 Cases.

As of June 30, 2024, we had 638 open cases related to certain talc products previously sold by Oldco, which is an increase in volume from previous years.  As a result of the Chapter 11 Cases, subject to certain exceptions, these cases are stayed.  The following table details case activity related to talc products previously sold by Oldco:

	Three Months Ended		Six Months Ended
(number of claims)	Jun. 30, 2024	Jul. 2, 2023	Jun. 30, 2024	Jul. 2, 2023

Claims pending, beginning of period	594	460	574	439
Claims filed	49	79	79	141
Claims dismissed, settled or otherwise resolved	5	32	15	73

Claims pending, end of period	638	507	638	507

These claims typically allege various theories of liability, including negligence, gross negligence and strict liability and seek compensatory and, in some cases, punitive damages, but most of these claims do not provide adequate information to assess their merits, the likelihood that the Company will be found liable, or the magnitude of such liability, if any. We are unable to state an amount or range of amounts claimed in any of these lawsuits because state court pleading practices do not require the plaintiff to identify the amount of the claimed damage. The Company’s position, as stated publicly, is that the talc products sold by Oldco are safe and do not cause cancer.

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

While costs relating to the talc-related cases have increased concurrently with the volume, the majority of these costs have historically been borne by Pfizer Inc. ("Pfizer") in connection with certain agreements entered into in connection with the Company’s initial public offering in 1992, and as long as the litigation is subject to the stay under the Chapter 11 Cases (subject to certain exceptions), the Company will not be required to make any payments in respect thereof. The Company is entitled to indemnification, pursuant to agreement, for liabilities arising from sales prior to the initial public offering. On May 22, 2024, Pfizer filed a motion in the Chapter 11 Cases seeking permission to file a lawsuit against the Company related to the 1992 agreement. That motion has been adjourned, and Pfizer and the Company have agreed to mediate their disputes. The Company continues to receive information from Pfizer with respect to potential costs associated with the defense and/or settlement of talc-related cases that Pfizer alleges are not subject to indemnification. Although the Company believes that the talc products are safe and that claims to the contrary are without merit, Oldco opportunistically settled certain talc-related cases in 2022 and 2023. None of such settlements have been material to the Company.

In the second quarter of 2024, Oldco sold its talc assets under section 363 of the Bankruptcy Code. In addition, in the second quarter of 2024, the Company entered into a Debtor-in-Possession Credit Agreement with Oldco (the “DIP Credit Agreement”).  The DIP Credit Agreement provides for a delayed draw term loan facility pursuant to which Oldco may borrow funds from the Company up to a maximum aggregate principal amount of $30,000,000 (plus amounts in respect of accrued interest capitalized thereon).  The Company evaluated the DIP Credit Agreement for expected credit losses.  As a result, the Company recognized a $30 million credit loss for the maximum aggregate principal amount within the provision for credit losses line of the Condensed Consolidated Statements of Income for the three and six-months periods ending June 30, 2024.  This amount represents $5 million that was drawn by Oldco in accordance with the DIP Credit Agreement in the second quarter of 2024 and the remaining $25 million unfunded loan commitment that is recorded within the other current liabilities line item on the Condensed Consolidated Balance Sheets.  The Company expects the remaining funds to be drawn by the end of 2024.

Proceeds of the sale of Oldco’s talc assets and funds drawn by Oldco under the DIP Credit Agreement,  will be used to fund the Chapter 11 Cases.  The Chapter 11 Debtors' ultimate goal in the Chapter 11 Cases is to confirm a plan of reorganization under Section 524(g) of the U.S. Bankruptcy Code and utilize this provision of the Bankruptcy Code to establish a trust that will address all current and future talc-related claims.  Following the Chapter 11 filing, the activities of the Chapter 11 Debtors are now subject to review and oversight by the bankruptcy court. As a result, the Chapter 11 Debtors were deconsolidated as of the Petition Date, and their assets and liabilities were derecognized from the Company’s consolidated financial statements on a prospective basis.

On June 25, 2024, the committee representing talc claimants (“Committee”) filed a motion to dismiss the Chapter 11 Cases.  A hearing on the motion to dismiss is scheduled for August 21, 2024.  The Chapter 11 Cases remain pending.

The broader litigation and regulatory environments for talc-related claims continue to evolve. Moreover, although the Chapter 11 Cases are progressing, it is not possible at this time to predict how the Bankruptcy Court will rule on the pending motion to dismiss, the form of any ultimate resolution or when an ultimate resolution might occur. Given the foregoing factors, it is reasonably possible that the Company will incur a loss for liabilities associated with future talc claims in excess of the amount currently recognized. This risk is based on the potential for new talc-related claims that could eventually be asserted together with their associated disposition cost and related legal costs, despite the automatic stay with respect to claims against the Chapter 11 Debtors, taking into account the portion of such hypothetical claims that may be subject to indemnification by Pfizer, as well as the inability to estimate the amount that may be necessary to fully and finally resolve all of the Chapter 11 Debtors’ future talc-related claims in connection with a confirmed Chapter 11 plan of reorganization. Accordingly, the Company is currently unable to provide an estimate or range of the magnitude of any potential loss related to future talc claims.  While possible losses associated with future talc claims are not reasonably estimable at this time based on our current knowledge, in light of the uncertainties involved in such matters, the resolution of, or recognition of additional liabilities in connection with, current or future talc claims could have a material adverse effect on the Company’s results of operations, cash flows and financial condition.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 14.  Segment and Related Information

The Company has two reportable segments: Consumer & Specialties and Engineered Solutions. See Note 1 to the Condensed Consolidated Financial Statements. Segment information for the three and six-month periods ended June 30, 2024 and July 2, 2023 is as follows:

	Three Months Ended		Six Months Ended
(in millions of dollars)	Jun. 30, 2024	Jul. 2, 2023	Jun. 30, 2024	Jul. 2, 2023

Net Sales
Consumer & Specialties	$284.3	$290.3	$581.2	$587.6
Engineered Solutions	256.9	261.2	494.5	510.0
Total	$541.2	$551.5	$1,075.7	$1,097.6

Income from Operations
Consumer & Specialties	$43.9	$19.4	$85.9	$51.6
Engineered Solutions	44.7	35.2	83.2	70.5
Total	$88.6	$54.6	$169.1	$122.1

A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements is as follows:

	Three Months Ended		Six Months Ended
(in millions of dollars)	Jun. 30, 2024	Jul. 2, 2023	Jun. 30, 2024	Jul. 2, 2023

Income from operations for reportable segments	$88.6	$54.6	$169.1	$122.1
Provision for credit losses	(30.0)	—	(30.0)	—
Restructuring and other items, net	—	(2.8)	—	(2.8)
Acquisition-related expenses	—	(0.2)	—	(0.3)
Litigation expenses	(4.2)	—	(6.3)	—
Unallocated and other corporate expenses	(3.8)	(1.7)	(7.0)	(6.1)
Consolidated income from operations	50.6	49.9	125.8	112.9
Non-operating deductions, net	(16.0)	(15.9)	(31.1)	(31.2)
Income before tax and equity in earnings	$34.6	$34.0	$94.7	$81.7

The Company’s sales by product category are as follows:

	Three Months Ended		Six Months Ended
(in millions of dollars)	Jun. 30, 2024	Jul. 2, 2023	Jun. 30, 2024	Jul. 2, 2023

Household & Personal Care	$126.8	$125.5	$265.2	$254.7
Specialty Additives	157.5	164.8	316.0	332.9
High-Temperature Technologies	184.7	182.6	362.0	361.2
Environmental & Infrastructure	72.2	78.6	132.5	148.8
Total	$541.2	$551.5	$1,075.7	$1,097.6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Minerals Technologies Inc.:

Results of Review of Interim Financial Information

We have reviewed the condensed consolidated balance sheet of Minerals Technologies Inc. and subsidiaries (the Company) as of June 30, 2024, the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2024 and July 2, 2023, the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2024 and July 2, 2023, the related condensed consolidated statements of changes in shareholders' equity for the three-month periods ended June 30, 2024 and March 31, 2024 and July 2, 2023 and April 2, 2023, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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
July 26, 2024

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Our consolidated sales for the second quarter of 2024 were $541.2 million, a decrease of 2% as compared with $551.5 million in the prior year.  Income from operations was $50.6 million, as compared with $49.9 million in the prior year.  Included in income from operations for the second quarter of 2024 was $4.2 million of litigation expenses incurred in connection with the bankruptcy of the Company's subsidiaries, BMI Oldco Inc. (f/k/a Barretts Minerals Inc.) ("Oldco") and Barretts Ventures Texas LLC ("BVT" and together with Oldco, the "Chapter 11 Debtors"). In addition, in the second quarter of 2024, the Company entered into a Debtor-in-Possession Credit Agreement with Oldco (the “DIP Credit Agreement”).  The DIP Credit Agreement provides for a delayed draw term loan facility pursuant to which Oldco may borrow funds from the Company up to a maximum aggregate principal amount of $30 million (plus amounts in respect of accrued interest capitalized thereon). The Company recorded a provision for credit loss of $30 million in connection with the DIP Credit Agreement in the second quarter of 2024.

Net income was $19.7 million, as compared to $26.6 million in the second quarter of 2023.  Diluted earnings in the second quarter ended June 30, 2024 were $0.61 per share, as compared with $0.82 per share in the second quarter of 2023.

Our balance sheet continues to be strong. Cash, cash equivalents and short-term investments were $316.4 million as of June 30, 2024 and the Company had more than $500 million of available liquidity, including cash on hand as well as availability under its revolving credit facility.  We believe that these factors will allow us to meet our anticipated funding requirements.

Outlook

The Company will also continue to focus on innovation and new product development and other opportunities for sales growth from our existing businesses in 2024, as follows:

Consumer & Specialties Segment

●	Increase our presence and market share in global pet litter products, including in emerging markets.
●	Deploy new products in pet care such as lightweight litter.
●	Increase our sales of calcium carbonate products by further penetration into filling and coating applications in the paper and packaging markets.
●	Promote the Company's expertise in crystal engineering by developing crystal morphologies that help our customers achieve functional benefits.
●	Deploy new calcium carbonate products in paint, coating and packaging applications.
●
Continue developing products and processes for waste management and recycling opportunities to reduce the environmental impact for our customers by reducing energy consumption and improving the sustainability of their products.

●	Continue to develop innovative applications for our bleaching earth products for edible oil and biofuel industries.
●	Develop new mineral-based solutions for personal care applications.
●	Increase our presence and market share globally for retinol delivery technology for personal care applications.
●	Expand our product solutions for animal health applications.
●	Increase our presence and market share in fabric care, including in emerging markets.

Engineered Solutions Segment

●	Increase our presence and gain penetration of our bentonite-based foundry solutions for the metalcasting industry in emerging markets.
●	Deploy value-added formulations of refractory materials that not only reduce costs but improve performance.
●	Deploy our laser measurement technologies into new applications.
●	Expand our refractory maintenance model to other steel makers globally.
●	Continue the development and market penetration of our FLUORO-SORB® products which address PFAS contamination in soil, groundwater, drinking water sources, landfill leachate and wastewater.
●	Pursue opportunities for the expanded use of our products in environmental, building and construction, infrastructure and oil and gas drilling and water treatment globally.
●	Increase our presence and market share for geosynthetic clay liners globally.

All Segments

●	Further operational excellence principles into all aspects of the organization, including system infrastructure and lean principles.
●	Continue to explore selective acquisitions to fit our competencies in minerals and our core technologies.

However, there can be no assurance that we will achieve success in implementing any one or more of these opportunities.

Results of Operations

Three months ended June 30, 2024 as compared with three months ended July 2, 2023

Consolidated Income Statement Review

	Three Months Ended
(in millions of dollars)	Jun. 30, 2024	Jul. 2, 2023	% Change
Net sales	$541.2	$551.5	(2)%
Cost of sales	397.3	423.5	(6)%
Production margin	143.9	128.0	12%
Production margin %	26.6%	23.2%

Marketing and administrative expenses	53.3	51.8	3%
Research and development expenses	5.8	5.6	4%
Provision for credit losses	30.0	—	*
Restructuring and other items, net	—	6.6	*
Acquisition-related expenses	—	0.2	*
Litigation expenses	4.2	13.9	(70)%

Income from operations	50.6	49.9	1%
Operating margin %	9.3%	9.0%

Interest expense, net	(14.9)	(14.5)	3%
Other non-operating deductions, net	(1.1)	(1.4)	(21)%
Total non-operating deductions, net	(16.0)	(15.9)	1%

Income before tax and equity in earnings	34.6	34.0	2%
Provision for taxes on income	15.6	7.5	108%
Effective tax rate	45.1%	22.1%

Equity in earnings of affiliates, net of tax	1.9	1.1	73%

Net income	20.9	27.6	(24)%

Net income attributable to non-controlling interests	1.2	1.0	20%
Net income attributable to Minerals Technologies Inc.	$19.7	$26.6	(26)%

*  Not meaningful

Net Sales

	Three Months Ended Jun. 30, 2024			Three Months Ended Jul. 2, 2023
(in millions of dollars)	Net Sales	% of Total Sales	% Change	Net Sales	% of Total Sales
U.S.	$281.3	52.0%	(5)%	$294.7	53.4%
International	259.9	48.0%	1%	256.8	46.6%
Total sales	$541.2	100.0%	(2)%	$551.5	100.0%

Consumer & Specialties Segment	$284.3	52.5%	(2)%	$290.3	52.6%
Engineered Solutions Segment	256.9	47.5%	(2)%	261.2	47.4%
Total sales	$541.2	100.0%	(2)%	$551.5	100.0%

Worldwide net sales decreased 2% to $541.2 million in the second quarter from $551.5 million in the prior year. Included in sales from the prior year were $13.7 million of sales related to Oldco, which was deconsolidated in the fourth quarter of 2023.

Net sales in the United States were $281.3 million in the second quarter of 2024, as compared to $294.7 million in the prior year, a decrease of 5%.  International sales increased 1% to $259.9 million from $256.8 million in the prior year.

Operating Costs and Expenses

Cost of sales was $397.3 million and represented 73.4% of sales for the three month period ended June 30, 2024, as compared with $423.5 million and 76.8% of sales in the prior year. Production margin increased from 23.2% of sales in the prior year to 26.6% of sales in the second quarter of 2024.  This increase was primarily due to price and cost management as well as productivity improvements.

Marketing and administrative costs were $53.3 million and 9.8% of sales for the three months ended June 30, 2024, as  compared to $51.8 million and 9.4% of sales in the prior year.

Research and development expenses were $5.8 million and represented 1.1% of sales for the three months ended June 30, 2024, as compared with $5.6 million and 1.0% of sales in the prior year.

In the second quarter of 2024, the Company recorded a $30.0 million provision for credit loss in connection with the DIP Credit Agreement. In addition, the Company recorded litigation expenses of $4.2 million and $13.9 million in connection with Oldco's bankruptcy proceedings during the three months ended June 30, 2024 and July 2, 2023, respectively.  In the second quarter of 2023, the Company recorded $6.6 million of restructuring and other charges to streamline our cost structure as a result of the organizational efficiencies gained from the resegmentation.

Income from Operations

The Company recorded income from operations of $50.6 million as compared to $49.9 million in the prior year.  Operating income during the three months ended June 30, 2024 includes a $30.0 million provision for credit loss in connection with the DIP Credit Agreement. In addition, the Company recorded litigation expenses of $4.2 million and $13.9 million in connection with Oldco's bankruptcy proceedings during the three months ended June 30, 2024 and July 2, 2023, respectively.

Other Non-Operating Income (Deductions), net

In the second quarter of 2024, non-operating deductions were $16.0 million, as compared with $15.9 million in the prior year. The Company had higher interest expense in the current year resulting from higher interest rates.  Included in other non-operating deductions in the second quarter of 2024 was net interest expense of $14.9 million, as compared to $14.5 million in the second quarter of the prior year.

Provision for Taxes on Income

Provision for taxes on income was $15.6 million, as compared to $7.5 million in the prior year.  The effective tax rate was 45.1%, as compared with 22.1% in the prior year.  The higher tax rate was primarily due to the expected credit loss in connection with  the DIP Credit Agreement. Such credit loss is not currently deductible as the DIP Credit Agreement is being treated as an equity contribution for tax purposes.  The current expected credit loss may become fully deductible in a future period.  The timing of such deductibility is dependent on developments in the bankruptcy proceedings.

Net Income Attributable to MTI Shareholders

Net income attributable to MTI shareholders was $19.7 million for the three months ended June 30, 2024, as compared with $26.6 million in the prior year.

Segment Review

The following discussions highlight the operating results for each of our two segments.

	Three Months Ended
Consumer & Specialties Segment	Jun. 30, 2024	Jul. 2, 2023	% Change
	(in millions of dollars)
Net Sales
Household & Personal Care	$126.8	$125.5	1%
Special Additives	157.5	164.8	(4)%
Total net sales	$284.3	$290.3	(2)%

Income from operations	$43.9	$19.4	126%
% of net sales	15.4%	6.7%

Net sales in the Consumer & Specialties segment was $284.3 million for the three months ended June 30, 2024, as compared with $290.3 million in the prior year.   Household & Personal Care sales increased 1% to $126.8 million, as compared with $125.5 million in the prior year. Growth in several consumer-oriented products offset temporary lower volumes in pet care products. Sales in Specialty Additives decreased $7.3 million, or 4% as compared with prior year. Included in sales from the prior year were $13.7 million of sales related to Oldco, which was deconsolidated in the fourth quarter of 2023.

Income from operations was $43.9 million and represented 15.4% of sales, as compared to $19.4 million in the prior year and 6.7% of sales. The segment's improved performance was the result of volume growth, productivity improvement, pricing and cost control. Included in income from operations in the prior year were litigation expenses of $13.9 million and restructuring charges of $0.6 million.

	Three Months Ended
Engineered Solutions Segment	Jun. 30, 2024	Jul. 2, 2023	% Change
	(in millions of dollars)
Net Sales
High-Temperature Technologies	$184.7	$182.6	1%
Environmental & Infrastructure	72.2	78.6	(8)%
Total net sales	$256.9	$261.2	(2)%

Income from operations	$44.7	$35.2	27%
% of net sales	17.4%	13.5%

Net sales in the Engineered Solutions segment decreased 2% to $256.9 million from $261.2 million in the prior year. High-Temperature Technologies sales increased 1% to $184.7 million, as compared with $182.6 in the prior year. Environmental & Infrastructure sales decreased 8% to $72.2 million, as compared with $78.6 million in the prior year due to slow commercial construction market combined with lower environmental project work.

Income from operations was $44.7 million and 17.4% of sales as compared with $35.2 million and 13.5% of sales in the prior year driven by strong operating performance in High-Temperature Technologies.  Included in income from operations for the three months ended July 2, 2023 are $3.2 million of restructuring expenses.

Six months ended June 30, 2024 as compared with six months ended July 2, 2023

Consolidated Income Statement Review

	Six Months Ended
(in millions of dollars)	Jun. 30, 2024	Jul. 2, 2023	% Change

Net sales	$1,075.7	$1,097.6	(2)%
Cost of sales	795.9	848.9	(6)%
Production margin	279.8	248.7	13%
Production margin %	26.0%	22.7%

Marketing and administrative expenses	106.3	104.1	2%
Research and development expenses	11.4	10.9	5%
Provision for credit losses	30.0	—	*
Restructuring and other items, net	—	6.6	*
Acquisition-related expenses	—	0.3	*
Litigation expenses	6.3	13.9	(55)%

Income from operations	125.8	112.9	11%
Operating margin %	11.7%	10.3%

Interest expense, net	(29.8)	(28.7)	4%
Other non-operating deductions, net	(1.3)	(2.5)	(48)%
Total non-operating deductions, net	(31.1)	(31.2)	—

Income before tax and equity in earnings	94.7	81.7	16%
Provision for taxes on income	29.5	18.0	64%
Effective tax rate	31.2%	22.0%

Equity in earnings of affiliates, net of tax	3.3	2.0	65%

Consolidated net income	68.5	65.7	4%

Net income attributable to non-controlling interests	2.1	2.1	—
Net income attributable to Minerals Technologies Inc.	$66.4	$63.6	4%

*  Not meaningful

Net Sales

	Six Months Ended Jun. 30, 2024			Six Months Ended Jul. 2, 2023
(in millions of dollars)	Net Sales	% of Total Sales	% Growth	Net Sales	% of Total Sales

U.S.	$556.4	51.7%	(5)%	$582.7	53.1%
International	519.3	48.3%	1%	514.9	46.9%
Total sales	$1,075.7	100.0%	(2)%	$1,097.6	100.0%

Consumer & Specialties Segment	$581.2	54.0%	(1)%	$587.6	53.5%
Engineered Solutions Segment	494.5	46.0%	(3)%	510.0	46.5%
Total sales	$1,075.7	100.0%	(2)%	$1,097.6	100.0%

Total sales decreased 2% from the previous year to $1,075.7 million.  Included in sales from the prior year were $26.8 million of sales related to Oldco, which was deconsolidated in the fourth quarter of 2023.  Net sales in the United States decreased to $556.4 million from $582.7 million in the prior year. International sales increased by 1% to $519.3 million from $514.9 million in the prior year.

Operating Costs and Expenses

Cost of sales decreased 6% from the prior year and was 74.0% of sales, as compared with 77.3% in the prior year. Gross margin increased to 26.0% of sales as compared with 22.7% of sales in the prior year.  This increase was primarily due to price and cost management as well as productivity improvements.

Marketing and administrative costs were $106.3 million and 9.9% of sales for the six months ended June 30, 2024, as compared to $104.1 million and 9.5% of sales in the prior year.

Research and development expenses were $11.4 million and represented 1.1% of sales for the six months ended June 30, 2024, as compared with $10.9 million and 1.0% of sales in the prior year.

In the second quarter of 2024, the Company recorded a $30.0 million provision for credit loss in connection with the DIP Credit Agreement. During the six months ended June 30, 2024 and July 2, 2023, the Company recorded litigation expense of $6.3 million and $13.9 million, respectively, in connection with Oldco's bankruptcy proceedings.

The Company recorded $6.6 million of restructuring and other charges for the six months ended July 2, 2023 to streamline our cost structure as a result of the organizational efficiencies gained from the Company's 2023 resegmentation.

Income from Operations

The Company recorded income from operations of $125.8 million for the six months ended June 30, 2024, as compared to $112.9 million in the prior year.  Operating income was 11.7% and 10.3% of sales for the six months ended June 30, 2024 and July 2, 2023, respectively.  Operating income includes a $30.0 million charge related to a provision for credit losses in connection with the DIP Credit Agreement during the six months ended June 30, 2024.  In addition, operating income during the six months ended June 30, 2024 and July 2, 2023 includes $6.3 million and $13.9 million of litigation expenses, respectively. Operating income also includes $6.6 million of restructuring charges during the six months ended July 2, 2023.

Other Non-Operating Income (Deductions), net

The Company recorded non-operating deductions of $31.1 million for the six months ended June 30, 2024, as compared with $31.2 million in the prior year.  Included in non-operating deductions for the six months ended June 30, 2024 is $29.8 million of net interest expense. Included in non-operating deductions for the six months ended July 2, 2023 was $28.7 million of net interest expense.

Provision for Taxes on Income

Provision for taxes was $29.5 million as compared to $18.0 million in the prior year.  The effective tax rate was 31.2% as compared to 22.0% in the prior year.  The higher tax rate was primarily due to the current expected credit loss in connection with the DIP Credit Agreement. Such credit loss is not currently deductible as the DIP Credit Agreement is being treated as an equity contribution for tax purposes. The current expected credit loss may become fully deductible in a future period.  The timing of such deductibility is dependent on developments in the bankruptcy proceedings.

Consolidated Net Income Attributable to MTI Shareholders

Consolidated net income was $66.4 million during the six months ended June 30, 2024, as compared with $63.6 million in the prior year.

Segment Review

The following discussions highlight the operating results for each of our two segments.

	Six Months Ended
Consumer & Specialties Segment	Jun. 30, 2024	Jul. 2, 2023	% Change
	(in millions of dollars)
Net Sales
Household & Personal Care	$265.2	$254.7	4%
Specialty Additives	316.0	332.9	(5)%
Total net sales	$581.2	$587.6	(1)%

Income from operations	$85.9	$51.6	66%
% of net sales	14.8%	8.8%

Net sales in the Consumer & Specialties segment decreased 1% to $581.2 million from $587.6 million in the prior year. Household & Personal Care sales increased 4% to $265.2 as compared to $254.7 million in the prior year on continued strong demand for our pet litter products as well as growth in other high-margin consumer-oriented products. Sales in Specialty Additives decreased 5% to $316.0 million as compared to $332.9 million in the prior year.   Included in Specialty Additives' sales from the prior year were $26.8 million of sales related to Oldco, which was deconsolidated in the fourth quarter of 2023.

Income from operations was $85.9 million and 14.8% of sales as compared to $51.6 million and 8.8% of sales in the prior year.  Included in income from operations for the six months ended July 2, 2023 are litigation expenses of $13.9 and $0.6 million of restructuring charges.

	Six Months Ended
Engineered Solutions Segment	Jun. 30, 2024	Jul. 2, 2023	% Change
	(in millions of dollars)
Net Sales
High-Temperature Technologies	$362.0	$361.2	—
Environmental & Infrastructure	132.5	148.8	(11)%
Total net sales	$494.5	$510.0	(3)%

Income from operations	$83.2	$70.5	18%
% of net sales	16.8%	13.8%

Worldwide sales in the Engineered Solutions segment decreased to $494.5 million from $510.0 million in the prior year. High-Temperature sales remained flat at $362.0 million as compared to $361.2 million in the prior year. Environmental & Infrastructure sales decreased 11% to $132.5 million from $148.8 million in the prior year driven by slow commercial construction markets combined with lower environmental project work.

Income from operations was $83.2 million and 16.8% of net sales as compared to $70.5 million and 13.8% of sales in the prior year.  Included in income from operations for the six months ended July 2, 2023 are $3.2 million of restructuring expenses.

Liquidity and Capital Resources

Cash provided from operations during the six months ended June 30, 2024, was approximately $106.0 million. Cash flows provided from operations during the first three months of 2024 were principally used to fund capital expenditures, repay debt, repurchase shares, and to pay the Company’s dividend to common shareholders.  The aggregate maturities of long-term debt are as follows:  remainder of 2024 - $10.8 million; 2025 - $31.7 million; 2026 - $41.9 million; 2027 - $443.7 million; 2028 - $400.0 million; thereafter - $0.0 million.

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

Loans under the Senior Secured Credit Facilities will bear interest at a rate equal to, at the election of the Company, Term SOFR plus a credit spread adjustment equal to 0.100% plus an applicable margin equal to 1.500% per annum or a base rate plus an applicable margin equal to 0.500% per annum, subject in each case to (a) an increase of 25 basis points in the event that, and for so long as, the net leverage ratio (as defined in the Amended Credit Agreement) is greater than or equal to 3.00 to 1.00 as of the last day of the preceding fiscal quarter, (b) a decrease of 12.5 basis points in the event that, and for so long as, the net leverage ratio is less than 2.00 to 1.00 and greater than or equal to 1.00 to 1.00 as of the last day of the preceding fiscal quarter and (c) an decrease of 25 basis points in the event that, and for so long as, the net leverage ratio is less than 1.00 to 1.00 as of the last day of the preceding fiscal quarter.  The Company will pay certain fees under the Amended Credit Agreement, including (a) a commitment fee of 0.250% per annum on the undrawn portion of the Revolving Facility (subject to a step-up to 0.300% and step-downs to 0.175% and 0.150% at the same levels described above), (b) a fronting fee of 0.125% per annum on the average daily undrawn amount of, plus unreimbursed amounts in respect of disbursements under, letters of credit issued under the Revolving Facility and (c) customary annual administration fees. The obligations of the Company under the Senior Secured Credit Facilities are unconditionally guaranteed jointly and severally by, subject to certain exceptions, all material domestic subsidiaries of the Company (the “Guarantors”) and secured, subject to certain exceptions, by a security interest in substantially all of the tangible and intangible assets of the Company and the Guarantors. In the third quarter of 2023, the Company’s subsidiaries Oldco and BVT were removed as borrowers under, and Guarantors of, the Senior Secured Credit Facilities.

As of June 30, 2024, there were $69.0 million in loans and $9.1 million in letters of credit outstanding under the Revolving Facility.

On June 30, 2020, the Company issued $400 million aggregate principal amount of 5.0% Senior Notes due 2028 (the “Notes”).  The Notes were issued pursuant to an indenture, dated as of June 30, 2020, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Indenture”). The Notes bear an interest rate of 5.0% per annum payable semi-annually on January 1 and July 1 of each year, beginning on January 1, 2021.  The Notes are unconditionally guaranteed on a senior unsecured basis by each of the Company’s existing and future wholly owned domestic restricted subsidiaries that is a borrower under or that guarantees the Company’s obligations under its Senior Secured Credit Facilities or that guarantees the Company’s or any of the Company’s wholly owned domestic subsidiaries’ long-term indebtedness in an aggregate amount in excess of $50 million. In the third quarter of 2023, the Company’s subsidiaries Oldco and BVT were removed as guarantors of the Notes.

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

The Company has a committed loan facility in Japan. As of June 30, 2024, $1.1 million was outstanding under this loan facility.  Principal will be repaid in accordance with the payment schedule ending in 2026. The Company repaid $0.1 million on this facility during 2024.

As part of the Concept Pet acquisition, the Company assumed $1.9 million in long-term debt, recorded at fair value, consisting of two terms loans, one that matures in 2025 and one that matures in 2027.  Both loans have annual payments and carry a variable interest rate.  The Company repaid $0.1 million on these loans during 2024.

As of June 30, 2024, the Company had $25.2 million in uncommitted short-term bank credit lines, of which none were in use. The credit lines are primarily outside the U.S. and are generally one year in term at competitive market rates at large, well-established institutions.  The Company typically uses its available credit lines to fund working capital requirements or local capital spending needs.

We anticipate that capital expenditures for 2024 should be between $90 million and $100 million, principally related to opportunities to improve our operations and meet our strategic growth objectives.

In the second quarter of 2023, the Company entered into a new floating to fixed interest rate swap for a notional amount of $150 million. The fair value of this instrument at June 30, 2024 is an asset of $1.9 million.

On October 18, 2023, the Company’s Board of Directors authorized the Company’s management to repurchase, at its discretion, up to $75 million of the Company’s shares over a one-year period.  As of June 30, 2024, 692,422 shares have been repurchased under this program for $48.8 million, or an average price of approximately $70.48 per share.

The Company is required to make future payments under various contracts, including debt agreements and lease agreements. The Company also has commitments to fund its pension plans and provide payments for other postretirement benefit plans. During the six months ended June 30, 2024, there were no material changes in the Company’s contractual obligations.

The Company and certain of the Company’s subsidiaries are among numerous defendants in over six hundred cases seeking damages for alleged exposure to asbestos-contaminated talc products sold by the Company’s subsidiary Oldco. The Company’s position is that these cases are meritless and all talc products sold by Oldco are safe. On October 2, 2023 (the “Petition Date”), notwithstanding the Company’s confidence in the safety of Oldco’s talc products, the Chapter 11 Debtors filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas (the “Chapter 11 Cases”) to address and comprehensively resolve Oldco’s liabilities associated with talc. Minerals Technologies Inc. and the Company’s other subsidiaries were not included in the Chapter 11 filing.  In the second quarter of 2024, Oldco sold its talc assets under section 363 of the U.S. Bankruptcy Code. In addition, in the second quarter of 2024, the Company entered into the DIP Credit Agreement.  The DIP Credit Agreement provides for a delayed draw term loan facility pursuant to which Oldco may borrow funds from the Company up to a maximum aggregate principal amount of $30 million (plus amounts in respect of accrued interest capitalized thereon). The Company recorded a provision for credit loss of $30 million in connection with the DIP Credit Agreement in the second quarter of 2024. Proceeds of the sale of Oldco's talc assets, as well as the funds drawn by Oldco under the DIP Credit Agreement, will be used to fund the Chapter 11 Cases.  The Chapter 11 Debtors' ultimate goal in the Chapter 11 Cases is to confirm a plan of reorganization under Section 524(g) of the U.S. Bankruptcy Code and utilize this provision of the Bankruptcy Code to establish a trust that will address all current and future talc-related claims.  During the pendency of the Chapter 11 Cases, the Company anticipates that the Chapter 11 Debtors will benefit from the operation of the automatic stay, which stays ongoing litigation in connection with talc-related claims against Oldco. In addition, subject to certain exceptions, the filing or continued prosecution of all talc-related claims against Oldco’s non-debtor affiliates is temporarily stayed through August 21, 2024 (subject to further extensions), the date on which a hearing is scheduled on the status of the Chapter 11 Cases. The Chapter 11 Debtors have been deconsolidated from the Company’s financial statements since the Petition Date. Although the Chapter 11 Cases are progressing, it is not possible to predict the form of any ultimate resolution or when an ultimate resolution might occur at this time. Accordingly, the amount that will be necessary to fully and finally resolve all of the Chapter 11 Debtors' current and future talc-related claims in connection with a confirmed Chapter 11 plan of reorganization cannot be estimated with certainty at this time.  See Note 13 to the Condensed Consolidated Financial Statements included in this report for more information.

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

Forward-looking statements are necessarily based on assumptions, estimates and limited information available at the time they are made. A broad variety of risks and uncertainties, both known and unknown, as well as the inaccuracy of assumptions and estimates, can affect the realization of the expectations or forecasts in these statements. Many of these risks and uncertainties are difficult to predict or are beyond the Company’s control. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. Significant factors that could affect the expectations and forecasts include worldwide general economic, business, and industry conditions; the cyclicality of our customers’ businesses and their changing regional demands; our ability to compete in very competitive industries; consolidation in customer industries, principally paper, foundry and steel; our ability to renew or extend long term sales contracts for our satellite operations; our ability to generate cash to service our debt; our ability to comply with the covenants in the agreements governing our debt; our ability to effectively achieve and implement our growth initiatives or consummate the transactions described in the statements; our ability to successfully develop new products; our ability to defend our intellectual property; the increased risks of doing business abroad; the availability of raw materials and access to ore reserves at our mining operations, or increases in costs of raw materials, energy, or shipping; compliance with or changes to regulation in the areas of environmental, health and safety, and tax; risks and uncertainties related to the voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code filed by our subsidiaries BMI Oldco Inc. (f/k/a Barretts Minerals Inc.) and Barretts Ventures Texas LLC; claims for legal, environmental and tax matters or product stewardship issues; operating risks and capacity limitations affecting our production facilities; seasonality of some of our businesses; cybersecurity and other threats relating to our information technology systems; and other risk factors set forth under “Item 1A — Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, and in Exhibit 99 to this Quarterly Report on Form 10-Q.

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

In the second quarter of 2023, the Company entered into a floating to fixed interest rate swap for a notional amount of $150 million. The fair value of this instrument at June 30, 2024 is an asset of $1.9 million.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  Legal Proceedings

From time to time, the Company and its subsidiaries are the subject of various legal actions and claims arising in the ordinary course of their businesses. The most significant litigation facing the Company is the asbestos-related chapter 11 cases of BMI Oldco Inc. (f/k/a Barretts Minerals Inc.) and Barretts Ventures Texas LLC. Additional information regarding legal proceedings is disclosed in Note 13 to the Condensed Consolidated Financial Statements included elsewhere in this report, which disclosure is incorporated herein by reference.

ITEM 1A.  Risk Factors

For a description of Risk Factors, see Exhibit 99 attached to this report. There have been no material changes to our risk factors from those disclosed in our 2023 Annual Report on Form 10-K.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Dollar Value of Shares that May Yet be Purchased Under the Program
April 1 - April 28	81,214	$72.76	524,989	$39,908,127
April 29 - May 26	79,848	$79.54	604,837	$33,557,302
May 27 - June 30	87,585	$84.03	692,422	$26,197,260
Total	248,647	$78.91

On October 18, 2023, the Company’s Board of Directors authorized the Company’s management to repurchase, at its discretion, up to $75 million of the Company’s shares over a one-year period.  As of June 30, 2024, 692,422 shares have been repurchased under this program for $48.8 million, or an average price of approximately $70.48 per share.

ITEM 3.  Default Upon Senior Securities

Not applicable.

ITEM 4.  Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Quarterly Report on Form 10-Q.

ITEM 5.  Other Information

During the three months ended June 30, 2024, none of our directors or executive officers adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

July 26, 2024