Form 10-Q
period 2024-09-29
MINERALS TECHNOLOGIES INC
filed 2024-10-25
CIK 891014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2024

or

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

As of October 18, 2024, there were 31,888,720 shares of common stock, par value of $0.10 per share, of the registrant outstanding.

MINERALS TECHNOLOGIES INC.
INDEX TO FORM 10-Q

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Statements of Income (Loss) for the three-month and nine-month periods ended September 29, 2024 and October 1, 2023 (Unaudited)	3

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three-month and nine-month periods ended September 29, 2024 and October 1, 2023 (Unaudited)	4

	Condensed Consolidated Balance Sheets as of September 29, 2024 (Unaudited) and December 31, 2023	5

	Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 29, 2024 and October 1, 2023 (Unaudited)	6

	Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three-month periods ended September 29, 2024, June 30, 2024 and March 31, 2024 and October 1, 2023, July 2, 2023 and April 2, 2023 (Unaudited)	7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	9

	Report of Independent Registered Public Accounting Firm	19

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	30

Item 4.	Controls and Procedures	30

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3.	Default Upon Senior Securities	31

Item 4.	Mine Safety Disclosures	31

Item 5.	Other Information	31

Item 6.	Exhibits	31

Signature		32

PART 1. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
(in millions of dollars, except per share data)	Sep. 29, 2024	Oct. 1, 2023	Sep. 29, 2024	Oct. 1, 2023

Net sales	$524.7	$547.8	$1,600.4	$1,645.4
Cost of goods sold	389.5	414.7	1,185.4	1,263.6
Production margin	135.2	133.1	415.0	381.8

Marketing and administrative expenses	50.1	50.9	156.4	155.0
Research and development expenses	5.9	5.2	17.3	16.1
Provision for credit losses	—	—	30.0	—
Restructuring and other items, net	—	0.3	—	6.9
Impairment of assets	—	71.7	—	71.7
Acquisition-related expenses	—	—	—	0.3
Litigation expenses	2.6	12.9	8.9	26.8

Income (loss) from operations	76.6	(7.9)	202.4	105.0

Interest expense, net	(14.0)	(15.3)	(43.8)	(44.0)
Other non-operating income (deductions), net	(3.1)	0.6	(4.4)	(1.9)
Total non-operating deductions, net	(17.1)	(14.7)	(48.2)	(45.9)

Income (loss) before tax and equity in earnings	59.5	(22.6)	154.2	59.1
Provision (benefit) for taxes on income	13.7	(3.5)	43.2	14.5
Equity in earnings of affiliates, net of tax	1.9	1.0	5.2	3.0

Net income (loss)	47.7	(18.1)	116.2	47.6
Less:
Net income attributable to non-controlling interests	1.0	1.1	3.1	3.2
Net income (loss) attributable to Minerals Technologies Inc.	$46.7	$(19.2)	$113.1	$44.4

Earnings (loss) per share:

Basic:
Net income (loss) attributable to Minerals Technologies Inc.	$1.45	$(0.59)	$3.51	$1.37

Diluted:
Net income (loss) attributable to Minerals Technologies Inc.	$1.45	$(0.59)	$3.49	$1.36

Cash dividends declared per common share	$0.10	$0.05	$0.30	$0.15

Shares used in computation of earnings per share:
Basic	32.1	32.5	32.2	32.5
Diluted	32.3	32.5	32.4	32.6

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
(in millions of dollars)	Sep. 29, 2024	Oct. 1, 2023	Sep. 29, 2024	Oct. 1, 2023

Net income (loss)	$47.7	$(18.1)	$116.2	$47.6
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	24.7	(22.1)	(9.7)	(38.2)
Pension and postretirement plan adjustments	0.2	0.4	0.7	1.3
Unrealized gains (losses) on derivative instruments	(2.1)	0.7	(0.6)	(1.2)
Total other comprehensive income (loss), net of tax	22.8	(21.0)	(9.6)	(38.1)
Total comprehensive income (loss) including non-controlling interests	70.5	(39.1)	106.6	9.5
Comprehensive (income) loss attributable to non-controlling interests	(4.6)	0.5	(5.1)	(0.8)
Comprehensive income (loss) attributable to Minerals Technologies Inc.	$65.9	$(38.6)	$101.5	$8.7

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions of dollars)	Sep. 29, 2024*	Dec. 31, 2023 **
ASSETS

Current assets:
Cash and cash equivalents	$317.1	$317.2
Short-term investments	7.4	4.3
Accounts receivable, net	412.5	399.1
Inventories	342.2	325.4
Prepaid expenses and other current assets	61.6	53.0
Total current assets	1,140.8	1,099.0

Property, plant and equipment	2,250.5	2,190.1
Less accumulated depreciation and depletion	(1,256.8)	(1,203.3)

Property, plant and equipment, net	993.7	986.8
Goodwill	914.3	913.6
Intangible assets	222.1	231.0
Deferred income taxes	17.8	16.0
Other assets and deferred charges	105.3	100.2
Total assets	$3,394.0	$3,346.6

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term debt	$60.0	$85.4
Current maturities of long-term debt	28.2	18.0
Accounts payable	189.8	188.7
Other current liabilities	186.0	165.2
Total current liabilities	464.0	457.3

Long-term debt, net of unamortized discount and deferred financing costs	894.7	911.1
Deferred income taxes	137.4	139.3
Accrued pension and post-retirement benefits	42.8	51.7
Other non-current liabilities	110.3	100.5
Total liabilities	1,649.2	1,659.9

Commitments and contingencies

Shareholders’ equity:
Common stock	5.0	4.9
Additional paid-in capital	521.0	501.2
Retained earnings	2,464.0	2,360.6
Accumulated other comprehensive loss	(380.9)	(369.4)
Less common stock held in treasury	(903.1)	(845.3)

Total Minerals Technologies Inc. shareholders’ equity	1,706.0	1,652.0
Non-controlling interests	38.8	34.7
Total shareholders’ equity	1,744.8	1,686.7
Total liabilities and shareholders’ equity	$3,394.0	$3,346.6

*	Unaudited
**	Condensed from audited financial statements

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(in millions of dollars)	Sep. 29, 2024	Oct. 1, 2023
Operating Activities:

Net income	$116.2	$47.6

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	70.6	71.5
Impairment of assets	—	71.7
Reduction of right of use asset	10.6	10.6
Provision for credit losses	30.0	—
Pension funding	(11.3)	(6.3)
Other non-cash items, net	0.8	(1.1)
Net changes in operating assets and liabilities	(50.9)	(55.7)
Net cash provided by operating activities	166.0	138.3

Investing Activities:

Purchases of property, plant and equipment, net	(61.4)	(71.0)
Payments related to acquisition of business, net of cash acquired	(4.0)	(1.8)
Proceeds from sale of assets	—	0.2
Proceeds from sale of short-term investments	4.2	8.5
Purchases of short-term investments	(7.7)	(12.0)
Other investing activities	(8.7)	0.3
Net cash used in investing activities	(77.6)	(75.8)

Financing Activities:

Repayment of long-term debt	(7.2)	(11.0)
Repayment of short-term debt	(25.4)	(10.6)
Purchase of common stock for treasury	(57.4)	—
Proceeds from issuance of stock under option plan	13.9	0.2
Excess tax benefits related to stock incentive programs	(2.8)	(2.8)
Dividends paid to non-controlling interests	(1.0)	(1.0)
Cash dividends paid	(9.7)	(4.9)
Net cash used in financing activities	(89.6)	(30.1)

Effect of exchange rate changes on cash and cash equivalents	1.1	(11.2)

Net increase (decrease) in cash and cash equivalents	(0.1)	21.2
Cash and cash equivalents at beginning of period	317.2	247.2
Cash and cash equivalents at end of period	$317.1	$268.4

Supplemental disclosure of cash flow information:
Interest paid	$51.5	$50.3
Income taxes paid	$49.8	$38.1

Non-cash investing and financing activities:
Property, plant and equipment additions related to asset retirement obligations	$7.0	$—
Treasury stock purchases settled after period end	$0.2	$—
Excise tax charged to equity not paid	$0.4	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Equity Attributable to Minerals Technologies Inc.
(millions of dollars)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total
Balance as of December 31, 2023	$4.9	$501.2	$2,360.6	$(369.4)	$(845.3)	$34.7	$1,686.7

Net income	—	—	46.7	—	—	0.9	47.6
Other comprehensive loss, net	—	—	—	(21.9)	—	(0.8)	(22.7)
Dividends declared	—	—	(3.2)	—	—	—	(3.2)
Issuance of shares pursuant to employee stock compensation plans	0.1	2.3	—	—	—	—	2.4
Purchase of common stock for treasury	—	—	—	—	(15.0)	—	(15.0)
Stock-based compensation	—	2.9	—	—	—	—	2.9
Conversion of RSU's for tax withholding	—	(2.8)	—	—	—	—	(2.8)
Balance as of March 31, 2024	$5.0	$503.6	$2,404.1	$(391.3)	$(860.3)	$34.8	$1,695.9

Net income	—	—	19.7	—	—	1.2	20.9
Other comprehensive loss, net	—	—	—	(8.9)	—	(0.7)	(9.6)
Dividends declared	—	—	(3.3)	—	—	—	(3.3)
Dividends paid to non-controlling interests	—	—	—	—	—	(0.4)	(0.4)
Issuance of shares pursuant to employee stock compensation plans	—	10.7	—	—	—	—	10.7
Purchase of common stock for treasury	—	—	—	—	(19.7)	—	(19.7)
Stock-based compensation	—	3.0	—	—	—	—	3.0
Balance as of June 30, 2024	$5.0	$517.3	$2,420.5	$(400.2)	$(880.0)	$34.9	$1,697.5

Net income	—	—	46.7	—	—	1.0	47.7
Other comprehensive income, net	—	—	—	19.3	—	3.5	22.8
Dividends declared	—	—	(3.2)	—	—	—	(3.2)
Dividends paid to non-controlling interests	—	—	—	—	—	(0.6)	(0.6)
Issuance of shares pursuant to employee stock compensation plans	—	0.8	—	—	—	—	0.8
Purchase of common stock for treasury	—	—	—	—	(23.1)	—	(23.1)
Stock-based compensation	—	2.9	—	—	—	—	2.9
Balance as of September 29, 2024	$5.0	$521.0	$2,464.0	$(380.9)	$(903.1)	$38.8	$1,744.8

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared by management of Minerals Technologies Inc. (the “Company”, “MTI”, “we”, or “us”) in accordance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included. The results for the three-month and nine-month periods ended September 29, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

Allowance for Credit Losses

The allowance for credit losses (ACL) is management's estimate of the current expected credit losses at the balance sheet date. Our credit exposure includes an unfunded loan commitment. For this exposure, we recognized an ACL associated with the unfunded amount, which is reported as a liability in accrued expenses and other current liabilities on our consolidated balance sheet.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Segment Reporting (Topic 280):  Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280):  Improvements to Reportable Segment Disclosures”, which requires entities to report incremental information about significant segment expenses included in a segment’s profit or loss measure, as well as the name and title of the chief operating decision maker.  The guidance also requires interim disclosures related to reportable segment profit or loss and assets that had previously only been disclosed annually.  The new standard is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2023. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

Income Taxes (Topic 740):  Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740):  Improvements to Income Tax Disclosures”, that requires entities to disclose additional information about federal, state, and foreign income taxes primarily related to the income tax rate reconciliation and income taxes paid.  The new standard also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities.  The new standard is effective for annual periods beginning after December 15, 2024.  The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

Note 2.  Revenue from Contracts with Customers

The following table disaggregates our revenue by major source (product line) for the three and nine-month periods ended September 29, 2024 and October 1, 2023:

(in millions of dollars)	Three Months Ended		Nine Months Ended
Net Sales	Sep. 29, 2024	Oct. 1, 2023	Sep. 29, 2024	Oct. 1, 2023

Household & Personal Care	$130.9	$128.9	$396.1	$383.6
Specialty Additives	149.4	162.3	465.4	495.2
Consumer & Specialties Segment	280.3	291.2	861.5	878.8

High-Temperature Technologies	174.8	177.4	536.8	538.6
Environmental & Infrastructure	69.6	79.2	202.1	228.0
Engineered Solutions Segment	244.4	256.6	738.9	766.6

Total	$524.7	$547.8	$1,600.4	$1,645.4

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

The Company recorded no acquisition related transaction and integration costs in the three month period ended October 1, 2023 and $0.3 million for the nine-month periods ended October 1, 2023,  which are reflected within the acquisition-related expenses line of the Condensed Consolidated Statements of Income.  The Company did not record any acquisition related transaction and integration costs during the three and nine-month periods ended September 29, 2024.

Note 4.  Earnings (Loss) per Share (EPS)

Basic earnings (loss) per share are based upon the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are based upon the weighted average number of common shares outstanding during the period, assuming the issuance of common shares for all potentially dilutive common shares outstanding.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Nine Months Ended
(in millions of dollars, except per share data)	Sep. 29, 2024	Oct. 1, 2023	Sep. 29, 2024	Oct. 1, 2023

Net income (loss) attributable to Minerals Technologies Inc.	$46.7	$(19.2)	$113.1	$44.4

Weighted average shares outstanding	32.1	32.5	32.2	32.5
Dilutive effect of stock options and deferred restricted stock units	0.2	—	0.2	0.1
Weighted average shares outstanding, adjusted	32.3	32.5	32.4	32.6

Basic earnings (loss) per share attributable to Minerals Technologies Inc.	$1.45	$(0.59)	$3.51	$1.37

Diluted earnings (loss) per share attributable to Minerals Technologies Inc.	$1.45	$(0.59)	$3.49	$1.36

Of the options outstanding of 1,466,366 and 1,604,217 for the three-month and nine-month periods ended September 29, 2024 and October 1, 2023, respectively, options to purchase 660,373 shares and 1,285,619 shares of common stock for the three-month and nine-month periods ending September 29, 2024 and October 1, 2023, respectively, were not included in the computation of diluted earnings (loss) per share because they were anti-dilutive, as the exercise prices of the options were greater than the average market price of the common shares.

Note 5.  Restructuring and Other Items, net

In the third quarter of 2023, the Company recorded a $71.7 million non-cash impairment of long-lived assets charge related to its subsidiaries BMI Oldco Inc. (f/k/a Barretts Minerals Inc.) ("Oldco") and Barretts Ventures Texas LLC ("BVT") within the Consumer & Specialties segment.  This impairment was triggered by increased claims and continued increases in legal costs, which led to the voluntary filing for relief under Chapter 11 of the U.S. Bankruptcy Code to address and comprehensively resolve Oldco's liabilities associated with the talc claims. See Note 13 to the Condensed Consolidated Financial Statements for further information.

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

The following table outlines the amount of restructuring charges recorded within the Consolidated Statements of Income and the segment they relate to:

	Three Months Ended		Nine Months Ended
(in millions of dollars)	Sep. 29, 2024	Oct. 1, 2023	Sep. 29, 2024	Oct. 1, 2023

Asset Write-Downs
Consumer & Specialties	$—	$71.7	$—	$71.7
Total asset write-down charges	$—	$71.7	$—	$71.7

Severance and other costs
Consumer & Specialties	$—	$0.3	$—	$0.9
Engineered Solutions	—	—	—	3.2
Corporate	—	—	—	2.8
Total severance and other employee costs	$—	$0.3	$—	$6.9

Total restructuring and other items, net	$—	$72.0	$—	$78.6

At September 29, 2024, the Company had $2.5 million included within other current liabilities in the Condensed Consolidated Balance Sheet for cash expenditures needed to satisfy remaining obligations under workforce reduction initiatives. The Company expects to pay these amounts within the next twelve months.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table is a reconciliation of our restructuring liability balance as of September 29, 2024:

(in millions of dollars)
Restructuring liability, December 31, 2023	$3.8
Cash payments	(1.3)
Restructuring liability, September 29, 2024	$2.5

Note 6.  Income Taxes

Provision for taxes was $13.7 million and $43.2 million during the three-month and nine-month periods ended September 29, 2024.  Provision (benefit) for taxes was $(3.5) million and $14.5 million during the three-month and nine-month periods ended October 1, 2023.  The effective tax rate was 23.0% for the three-month period ended September 29, 2024, as compared with a tax benefit for the three-month period ended October 1, 2023 due to non-cash impairment of assets in the prior year. The effective tax rate was 28.0% for the nine-month period ended September 29, 2024, as compared with 24.5% for the nine-month period ended October 1, 2023.  The higher tax rate for the current year was primarily due to the expected credit loss in connection with the Debtor-in-Possession Credit Agreement that the Company entered into with its subsidiary Oldco (see Note 13 to the Condensed Consolidated Financial Statements). Such credit loss is not currently deductible as the loans under such agreement are treated as an equity contribution for tax purposes. The current expected credit loss may become fully deductible in a future period. The timing of such deductibility is dependent on developments in the bankruptcy proceedings.

As of September 29, 2024, the Company had approximately $3.0 million of total unrecognized income tax benefits. Included in this amount were a total of $2.2 million of unrecognized income tax benefits that, if recognized, would affect the Company’s effective tax rate.  While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

The Company’s accounting policy is to recognize interest and penalties accrued relating to unrecognized income tax or benefit as part of its provision for income taxes. The Company had a net addition of approximately $0.1 million during the three-month period ended September 29, 2024 and had an accrued balance of $0.7 million of interest and penalties as of September 29, 2024.

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

Note 7.  Inventories

The following is a summary of inventories by major category:

(in millions of dollars)	Sep. 29, 2024	Dec. 31, 2023
Raw materials	$166.1	$144.3
Work-in-process	12.6	11.7
Finished goods	107.5	113.5
Packaging and supplies	56.0	55.9
Total inventories	$342.2	$325.4

Note 8.  Goodwill and Other Intangible Assets

Goodwill and other intangible assets with indefinite lives are not amortized, but instead are assessed for impairment, at least annually. The carrying amount of goodwill was $914.3 million and $913.6 million as of September 29, 2024 and December 31, 2023, respectively.  The net change in goodwill from December 31, 2023 to September 29, 2024 is attributable to the effects of foreign exchange.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Acquired intangible assets subject to amortization as of September 29, 2024 and December 31, 2023 were as follows:

		Sep. 29, 2024		Dec. 31, 2023
(in millions of dollars)	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Tradenames	34	$221.4	$62.8	$221.5	$59.1
Technology	13	18.8	15.0	18.8	14.2
Patents and trademarks	19	6.4	6.4	6.4	6.4
Customer relationships	21	79.1	19.4	79.0	15.0
	29	$325.7	$103.6	$325.7	$94.7

The weighted average amortization period for acquired intangible assets subject to amortization is approximately 29 years.  Estimated amortization expense is $3.0 million for the remainder of 2024, $46.0 million for 2025–2028 and $173.1 million thereafter.

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

The Company utilizes interest rate swaps to limit exposure to market fluctuations on floating-rate debt.  In the second quarter of 2023, the Company entered into a floating to fixed interest rate swap for a notional amount of $150 million.  The fair value of this swap is a liability of $0.9 million at September 29, 2024 and is recorded in other non-current liabilities on the Condensed Consolidated Balance Sheet.  This interest rate swap is designated as a cash flow hedge.  As a result, the gains and losses associated with this interest rate swap are recorded in accumulated other comprehensive income (loss).

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 10.  Long-Term Debt and Commitments

The following is a summary of long-term debt:

(in millions of dollars)	Sep. 29, 2024	Dec. 31, 2023
Secured Credit Agreement:
Term Loan due 2027, net of unamortized deferred financing costs of $1.9 million and $2.6 million	$524.0	$530.4

Senior Notes:
5.00% due 2028, net of unamortized deferred financing costs of $3.4 million and $4.1 million	396.6	396.1
Other debt	2.3	2.6
Total	922.9	929.1
Less: Current maturities	28.2	18.0
Total long-term debt	$894.7	$911.1

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

Loans under the Senior Secured Credit Facilities will bear interest at a rate equal to, at the election of the Company, Term SOFR plus a credit spread adjustment equal to 0.100% plus an applicable margin equal to 1.500% per annum or a base rate plus an applicable margin equal to 0.500% per annum, subject in each case to (a) an increase of 25 basis points in the event that, and for so long as, the net leverage ratio (as defined in the Amended Credit Agreement) is greater than or equal to 3.00 to 1.00 as of the last day of the preceding fiscal quarter, (b) a decrease of 12.5 basis points in the event that, and for so long as, the net leverage ratio is less than 2.00 to 1.00 and greater than or equal to 1.00 to 1.00 as of the last day of the preceding fiscal quarter and (c) an decrease of 25 basis points in the event that, and for so long as, the net leverage ratio is less than 1.00 to 1.00 as of the last day of the preceding fiscal quarter.  The Company will pay certain fees under the Amended Credit Agreement, including (a) a commitment fee of 0.250% per annum on the undrawn portion of the Revolving Facility (subject to a step-up to 0.300% and step-downs to 0.175% and 0.150% at the same levels described above), (b) a fronting fee of 0.125% per annum on the average daily undrawn amount of, plus unreimbursed amounts in respect of disbursements under, letters of credit issued under the Revolving Facility and (c) customary annual administration fees. The obligations of the Company under the Senior Secured Credit Facilities are unconditionally guaranteed jointly and severally by, subject to certain exceptions, all material domestic subsidiaries of the Company (the “Guarantors”) and secured, subject to certain exceptions, by a security interest in substantially all of the tangible and intangible assets of the Company and the Guarantors. In the third quarter of 2023, the Company's subsidiaries Oldco and BVT were removed as borrowers under, and Guarantors of, the Senior Secured Credit Facilities.

As of September 29, 2024, there were $60.0 million in loans and $9.2 million in letters of credit outstanding under the Revolving Facility.

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

The Company has a committed loan facility in Japan. As of September 29, 2024, $1.1 million was outstanding under this loan facility.  Principal will be repaid in accordance with the payment schedule ending in 2026. The Company repaid $0.1 million on this facility during 2024.

As part of the acquisition of Concept Pet Heimtierprodukte GmbH ("Concept Pet") in 2022, the Company assumed $1.9 million in long-term debt, recorded at fair value, consisting of two terms loans, one that matures in 2025 and one that matures in 2027.  Both loans have annual payments and carry a variable interest rate. The Company repaid $0.1 million on these loans during 2024.

As of September 29, 2024, the Company had $25.5 million in uncommitted short-term bank credit lines, of which none were in use.

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

Components of Net Periodic Benefit Cost

	Pension Benefits
	Three Months Ended		Nine Months Ended
(in millions of dollars)	Sep. 29, 2024	Oct. 1, 2023	Sep. 29, 2024	Oct. 1, 2023

Service cost	$1.0	$1.2	$3.3	$3.5
Interest cost	4.0	4.0	12.0	11.9
Expected return on plan assets	(5.0)	(4.7)	(14.9)	(13.8)
Amortization:
Prior service cost	—	—	—	0.1
Recognized net actuarial loss	0.4	0.7	1.2	1.9
Net periodic benefit cost	$0.4	$1.2	$1.6	$3.6

	Post-Retirement Benefits
	Three Months Ended		Nine Months Ended
(in millions of dollars)	Sep. 29, 2024	Oct. 1, 2023	Sep. 29, 2024	Oct. 1, 2023

Service cost	$—	$—	$—	$—
Interest cost	—	0.1	—	0.1
Amortization:
Recognized net actuarial gain	(0.1)	(0.1)	(0.3)	(0.3)
Net periodic benefit cost	$(0.1)	$—	$(0.3)	$(0.2)

Amortization amounts of prior service costs and recognized net actuarial losses are recorded, net of tax, as increases to accumulated other comprehensive income.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company expects to contribute approximately $12.0 million to its pension plans and $0.1 million to its other postretirement benefit plans in 2024. As of September 29, 2024, $11.3 million has been contributed to the pension plans and no contributions have been made to the other postretirement benefit plans.

Note 12.  Comprehensive Income

The following table summarizes the amounts reclassified out of accumulated other comprehensive loss attributable to the Company:

	Three Months Ended		Nine Months Ended
(in millions of dollars)	Sep. 29, 2024	Oct. 1, 2023	Sep. 29, 2024	Oct. 1, 2023

Amortization of pension items:
Pre-tax amount	$0.3	$0.6	$0.9	$1.7
Tax	(0.1)	(0.2)	(0.2)	(0.4)
Net of tax	$0.2	$0.4	$0.7	$1.3

The pre-tax amounts in the table above are included within the components of net periodic pension benefit cost (see Note 11 to the Condensed Consolidated Financial Statements) and the tax amounts are included within the provision for taxes on income line within the Condensed Consolidated Statements of Income.

The major components of accumulated other comprehensive loss, net of related tax, attributable to MTI are as follows:

(in millions of dollars)	Foreign Currency Translation Adjustment	Unrecognized Pension Costs	Net Gain (Loss) on Derivative Instruments	Total

Balance as of December 31, 2023	$(350.9)	$(28.8)	$10.3	$(369.4)

Other comprehensive income (loss) before reclassifications	(11.6)	—	(0.6)	(12.2)
Amounts reclassified from AOCI	—	0.7	—	0.7
Net current period other comprehensive income (loss)	(11.6)	0.7	(0.6)	(11.5)
Balance as of September 29, 2024	$(362.5)	$(28.1)	$9.7	$(380.9)

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

The Chapter 11 Debtors’ ultimate goal in the Chapter 11 Cases is to confirm a plan of reorganization under Section 524(g) of the U.S. Bankruptcy Code and utilize this provision of the Bankruptcy Code to establish a trust that will address all current and future talc-related claims.  In January 2024, the Chapter 11 Debtors and Minerals Technologies Inc. commenced a court-approved mediation process with the Official Committee of Unsecured Creditors (appointed in the Chapter 11 Cases as the representative of current talc claimants) (the “Committee”) and the Future Claimants Representative (appointed in the Chapter 11 Cases as the representative of future talc claimants) regarding the terms of a potential consensual plan of reorganization and the ultimate amount to be contributed to any trust.  The mediation process is ongoing, and was recently extended through December 11, 2024 (subject to further extensions).

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of September 29, 2024, we had 663 open cases related to certain talc products previously sold by Oldco, which is an increase in volume from previous years. The following table details case activity related to talc products previously sold by Oldco:

	Three Months Ended		Nine Months Ended
(number of claims)	Sep. 29, 2024	Oct. 1, 2023	Sep. 29, 2024	Oct. 1, 2023
Claims pending, beginning of period	638	507	574	439
Claims filed	39	60	118	181
Claims dismissed, settled or otherwise resolved	14	5	29	58

Claims pending, end of period	663	562	663	562

During the pendency of the Chapter 11 Cases, the Company anticipates that the Chapter 11 Debtors will benefit from the operation of the automatic stay, which stays ongoing litigation in connection with talc-related claims against the Chapter 11 Debtors. In addition, subject to certain exceptions, the filing or continued prosecution of all talc-related claims against the Chapter 11 Debtors’ non-debtor affiliates is temporarily stayed through December 11, 2024 (subject to further extensions), the date on which a hearing is scheduled on the status of the Chapter 11 Cases.

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

In the second quarter of 2024, Oldco sold its talc assets under section 363 of the Bankruptcy Code. In addition, in the second quarter of 2024, the Company entered into a Debtor-in-Possession Credit Agreement with Oldco (the “DIP Credit Agreement”) and recorded a provision for credit loss of $30 million for the maximum principal amount under such Credit Agreement.

Proceeds of the sale of Oldco’s talc assets and funds drawn by Oldco under the DIP Credit Agreement will be used to fund the Chapter 11 Cases. Following the Chapter 11 filing, the activities of the Chapter 11 Debtors are now subject to review and oversight by the bankruptcy court. As a result, the Chapter 11 Debtors were deconsolidated as of the Petition Date, and their assets and liabilities were derecognized from the Company’s consolidated financial statements on a prospective basis.

On June 25, 2024, the Committee filed a motion to dismiss the Chapter 11 Cases.  A hearing on the motion to dismiss, which has been adjourned three times while the parties continue to explore a consensual resolution of issues through the court-approved mediation process, is scheduled to commence on December 10, 2024 (subject to further adjournments).  The Chapter 11 Cases remain pending.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The broader litigation and regulatory environments for talc-related claims continue to evolve. Moreover, although the Chapter 11 Cases are progressing, it is not possible at this time to predict how the Bankruptcy Court will rule on the pending motion to dismiss, the form of any ultimate resolution, or when an ultimate resolution might occur. Given the foregoing factors, it is reasonably possible that the Company will incur a loss for liabilities associated with future talc claims in excess of the amount currently recognized. This risk is based on the potential for new talc-related claims that could eventually be asserted together with their associated disposition cost and related legal costs, despite the automatic stay with respect to claims against the Chapter 11 Debtors, taking into account the portion of such hypothetical claims that may be subject to indemnification by Pfizer, as well as the inability to estimate the amount that may be necessary to fully and finally resolve all of the Chapter 11 Debtors’ future talc-related claims in connection with a confirmed Chapter 11 plan of reorganization. Accordingly, the Company is currently unable to provide an estimate or range of the magnitude of any potential loss related to future talc claims.  While possible losses associated with future talc claims are not reasonably estimable at this time based on our current knowledge, in light of the uncertainties involved in such matters, the resolution of, or recognition of additional liabilities in connection with, current or future talc claims could have a material adverse effect on the Company’s results of operations, cash flows and financial condition.

Note 14.  Segment and Related Information

The Company has two reportable segments: Consumer & Specialties and Engineered Solutions. See Note 1 to the Condensed Consolidated Financial Statements. Segment information for the three and nine-month periods ended September 29, 2024 and October 1, 2023 is as follows:

	Three Months Ended		Nine Months Ended
(in millions of dollars)	Sep. 29, 2024	Oct. 1, 2023	Sep. 29, 2024	Oct. 1, 2023
Net Sales
Consumer & Specialties	$280.3	$291.2	$861.5	$878.8
Engineered Solutions	244.4	256.6	738.9	766.6
Total	$524.7	$547.8	$1,600.4	$1,645.4

Income (loss) from Operations
Consumer & Specialties	$41.7	$(46.6)	$127.6	$5.0
Engineered Solutions	38.8	40.6	122.0	111.1
Total	$80.5	$(6.0)	$249.6	$116.1

A reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements is as follows:

	Three Months Ended		Nine Months Ended
(in millions of dollars)	Sep. 29, 2024	Oct. 1, 2023	Sep. 29, 2024	Oct. 1, 2023

Income (loss) from operations for reportable segments	$80.5	$(6.0)	$249.6	$116.1
Provision for credit losses	—	—	(30.0)	—
Restructuring and other items, net	—	—	—	(2.8)
Acquisition-related expenses	—	—	—	(0.3)
Litigation expenses	(2.6)	—	(8.9)	—
Unallocated and other corporate expenses	(1.3)	(1.9)	(8.3)	(8.0)
Consolidated income (loss) from operations	76.6	(7.9)	202.4	105.0
Non-operating deductions, net	(17.1)	(14.7)	(48.2)	(45.9)
Income (loss) before tax and equity in earnings	$59.5	$(22.6)	$154.2	$59.1

The Company’s sales by product category are as follows:

	Three Months Ended		Nine Months Ended
(in millions of dollars)	Sep. 29, 2024	Oct. 1, 2023	Sep. 29, 2024	Oct. 1, 2023

Household & Personal Care	$130.9	$128.9	$396.1	$383.6
Specialty Additives	149.4	162.3	465.4	495.2
High-Temperature Technologies	174.8	177.4	536.8	538.6
Environmental & Infrastructure	69.6	79.2	202.1	228.0
Total	$524.7	$547.8	$1,600.4	$1,645.4

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Minerals Technologies Inc.:

Results of Review of Interim Financial Information

We have reviewed the condensed consolidated balance sheet of Minerals Technologies Inc. and subsidiaries (the Company) as of September 29, 2024, the related condensed consolidated statements of income (loss) and comprehensive income (loss) for the three-month and nine-month periods ended September 29, 2024 and October 1, 2023, the related condensed consolidated statements of cash flows for the nine-month periods ended September 29, 2024 and October 1, 2023, the related condensed consolidated statements of changes in shareholders' equity for the three-month periods ended September 29, 2024, June 30, 2024, and March 31, 2024, and October 1, 2023, July 2, 2023 and April 2, 2023, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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
October 25, 2024

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Our consolidated sales for the third quarter of 2024 were $524.7 million, a decrease of 4% as compared with $547.8 million in the prior year.  Income (loss) from operations was $76.6 million, as compared with $(7.9) million in the prior year.  Included in income from operations for the third quarter of 2024 was $2.6 million of litigation expenses incurred in connection with the bankruptcy of the Company's subsidiaries, BMI Oldco Inc. (f/k/a Barretts Minerals Inc.) ("Oldco") and Barretts Ventures Texas LLC ("BVT" and together with Oldco, the "Chapter 11 Debtors"). Included in loss from operations for the third quarter of 2023 was a non-cash impairment charge of $71.7 million for Oldco's fixed assets and $12.9 million of litigation expenses in connection with Oldco's bankruptcy filing and by Oldco to defend against and restore its reserve for claims associated with certain talc products.

Net income (loss) was $46.7 million, as compared to $(19.2) million in the third quarter of 2023.  Diluted earnings (loss) in the third quarter ended September 29, 2024 were $1.45 per share, as compared with $(0.59) per share in the third quarter of 2023.

Our balance sheet continues to be strong. Cash, cash equivalents and short-term investments were $324.5 million as of September 29, 2024 and the Company had more than $500 million of available liquidity, including cash on hand as well as availability under its revolving credit facility.  We believe that these factors will allow us to meet our anticipated funding requirements.

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

Results of Operations

Three months ended September 29, 2024 as compared with three months ended October 1, 2023

Consolidated Income Statement Review

	Three Months Ended
(in millions of dollars)	Sep. 29, 2024	Oct. 1, 2023	% Change
Net sales	$524.7	$547.8	(4)%
Cost of sales	389.5	414.7	(6)%
Production margin	135.2	133.1	2%
Production margin %	25.8%	24.3%

Marketing and administrative expenses	50.1	50.9	(2)%
Research and development expenses	5.9	5.2	13%
Restructuring and other items, net	—	0.3	*
Impairment of assets	—	71.7	*
Litigation expenses	2.6	12.9	(80)%

Income (loss) from operations	76.6	(7.9)	*
Operating margin %	14.6%	(1.4)%

Interest expense, net	(14.0)	(15.3)	(8)%
Other non-operating income (deductions), net	(3.1)	0.6	*
Total non-operating deductions, net	(17.1)	(14.7)	16%

Income (loss) before tax and equity in earnings	59.5	(22.6)	*
Provision (benefit) for taxes on income	13.7	(3.5)	*
Effective tax rate	23.0%	15.5%

Equity in earnings of affiliates, net of tax	1.9	1.0	90%

Net income (loss)	47.7	(18.1)	*

Net income attributable to non-controlling interests	1.0	1.1	(9)%
Net income (loss) attributable to Minerals Technologies Inc.	$46.7	$(19.2)	*

*	Not meaningful

Net Sales

	Three Months Ended Sep. 29, 2024			Three Months Ended Oct. 1, 2023
(in millions of dollars)	Net Sales	% of Total Sales	% Change	Net Sales	% of Total Sales
U.S.	$268.3	51.1%	(8)%	$291.6	53.2%
International	256.4	48.9%	0%	256.2	46.8%
Total sales	$524.7	100.0%	(4)%	$547.8	100.0%

Consumer & Specialties Segment	$280.3	53.4%	(4)%	$291.2	53.2%
Engineered Solutions Segment	244.4	46.6%	(5)%	256.6	46.8%
Total sales	$524.7	100.0%	(4)%	$547.8	100.0%

Worldwide net sales decreased 4% to $524.7 million in the third quarter from $547.8 million in the prior year. Included in sales from the prior year were $13.8 million of sales related to Oldco, which was deconsolidated in the fourth quarter of 2023 and primarily impacted sales in the United States.

Net sales in the United States were $268.3 million in the third quarter of 2024, as compared to $291.6 million in the prior year, a decrease of 8%.  International sales increased slightly to $256.4 million from $256.2 million in the prior year.

Operating Costs and Expenses

Cost of sales was $389.5 million and represented 74.2% of sales for the three month period ended September 29, 2024, as compared with $414.7 million and 75.7% of sales in the prior year. Production margin increased from 24.3% of sales in the prior year to 25.8% of sales in the third quarter of 2024.  This increase was primarily due to price and cost management as well as productivity improvements.

Marketing and administrative costs were $50.1 million and 9.5% of sales for the three months ended September 29, 2024, as  compared to $50.9 million and 9.3% of sales in the prior year.

Research and development expenses were $5.9 million and represented 1.1% of sales for the three months ended September 29, 2024, as compared with $5.2 million and 0.9% of sales in the prior year.

The Company recorded litigation expenses in connection with Oldco's bankruptcy filing of $2.6 million during the three-months ended September 29, 2024. In the third quarter of 2023, the Company recorded a $71.7 million non-cash impairment of assets charge related to Oldco's fixed assets within the Consumer & Specialties segment associated with Oldco's bankruptcy filing. The Company also recorded litigation expenses of $12.9 million during the three months ended October 1, 2023, in connection with Oldco's bankruptcy filing and by Oldco to defend against and restore its reserve for claims associated with certain talc products.

Income (Loss) from Operations

The Company recorded income (loss) from operations of $76.6 million as compared to $(7.9) million in the prior year.  Operating income (loss) includes litigation expenses in connection with Oldco's bankruptcy filing of $2.6 million during the three months ended September 29, 2024.  In addition, operating income (loss) for the three months ended October 1, 2023 includes a $71.7 million non-cash impairment of assets charge related to Oldco's fixed assets within the Consumer & Specialties segment associated with the bankruptcy filing.  The Company also recorded litigation expenses of $12.9 million during the three months ended October 1, 2023, in connection with Oldco's bankruptcy filing and by Oldco to defend against and restore its reserve for claims associated with certain talc products.

Other Non-Operating Income (Deductions), net

In the third quarter of 2024, non-operating deductions were $17.1 million, as compared with $14.7 million in the prior year. Included in other non-operating deductions in the third quarter of 2024 was net interest expense of $14.0 million, as compared to $15.3 million in the third quarter of the prior year.

Provision (Benefit) for Taxes on Income

Provision for taxes on income was $13.7 million, as compared to a tax benefit of $(3.5) million in the prior year.  The effective tax rate was 23.0%, as compared with a tax benefit in the prior year.  The higher tax rate was primarily due to the benefit recorded on the non-cash impairment of assets in the prior year.

Net Income (Loss) Attributable to MTI Shareholders

Net income attributable to MTI shareholders was $46.7 million for the three months ended September 29, 2024, as compared with a loss of  $19.2 million in the prior year.

Segment Review

The following discussions highlight the operating results for each of our two segments.

	Three Months Ended
Consumer & Specialties Segment	Sep. 29, 2024	Oct. 1, 2023	% Change
	(in millions of dollars)
Net Sales
Household & Personal Care	$130.9	$128.9	2%
Special Additives	149.4	162.3	(8)%
Total net sales	$280.3	$291.2	(4)%

Income (loss) from operations	$41.7	$(46.6)	*
% of net sales	14.9%	*

Net sales in the Consumer & Specialties segment was $280.3 million for the three months ended September 29, 2024, as compared with $291.2 million in the prior year.   Household & Personal Care sales increased 2% to $130.9 million, as compared with $128.9 million in the prior year driven by sales in pet care and other consumer-oriented products. Sales in Specialty Additives decreased $12.9 million, or 8% as compared with prior year.  Included in sales from the prior year were $13.8 million of sales related to Oldco, which was deconsolidated in the fourth quarter of 2023.

Income (loss) from operations was $41.7 million, as compared to $(46.6) million in the prior year. Included in the third quarter of 2023, are a non-cash impairment of assets charge of $71.7 million and litigation expenses of $12.9 million in connection with Oldco's bankruptcy filing and by Oldco to defend against and restore its reserve for claims associated with certain talc products.

	Three Months Ended
Engineered Solutions Segment	Sep. 29, 2024	Oct. 1, 2023	% Change
	(in millions of dollars)
Net Sales
High-Temperature Technologies	$174.8	$177.4	(1)%
Environmental & Infrastructure	69.6	79.2	(12)%
Total net sales	$244.4	$256.6	(5)%

Income from operations	$38.8	$40.6	(4)%
% of net sales	15.9%	15.8%

Net sales in the Engineered Solutions segment decreased 5% to $244.4 million from $256.6 million in the prior year. High-Temperature Technologies sales decreased 1% to $174.8 million, as compared with $177.4 million in the prior year due to softer demand in some industrial end markets. Environmental & Infrastructure sales decreased 12% to $69.6 million, as compared with $79.2 million in the prior year due to continued weakness in commercial construction markets and large-scale environmental project activity.

Income from operations was $38.8 million and 15.9% of sales as compared with $40.6 million and 15.8% of sales in the prior year as the impact from lower volumes was mitigated by improved input costs and pricing.

Nine months ended September 29, 2024 as compared with nine months ended October 1, 2023

Consolidated Income Statement Review

	Nine Months Ended
(in millions of dollars)	Sep. 29, 2024	Oct. 1, 2023	% Change

Net sales	$1,600.4	$1,645.4	(3)%
Cost of sales	1,185.4	1,263.6	(6)%
Production margin	415.0	381.8	9%
Production margin %	25.9%	23.2%

Marketing and administrative expenses	156.4	155.0	1%
Research and development expenses	17.3	16.1	7%
Provision for credit losses	30.0	—	*
Restructuring and other items, net	—	6.9	*
Impairment of assets	—	71.7	*
Acquisition-related expenses	—	0.3	*
Litigation expenses	8.9	26.8	(67)%

Income from operations	202.4	105.0	93%
Operating margin %	12.6%	6.4%

Interest expense, net	(43.8)	(44.0)	—
Other non-operating deductions, net	(4.4)	(1.9)	132%
Total non-operating deductions, net	(48.2)	(45.9)	5%

Income before tax and equity in earnings	154.2	59.1	161%
Provision for taxes on income	43.2	14.5	198%
Effective tax rate	28.0%	24.5%

Equity in earnings of affiliates, net of tax	5.2	3.0	73%

Consolidated net income	116.2	47.6	144%

Net income attributable to non-controlling interests	3.1	3.2	(3)%
Net income attributable to Minerals Technologies Inc.	$113.1	$44.4	155%

*	Not meaningful

Net Sales

	Nine Months Ended Sep. 29, 2024			Nine Months Ended Oct. 1, 2023
(in millions of dollars)	Net Sales	% of Total Sales	% Growth	Net Sales	% of Total Sales

U.S.	$824.7	51.5%	(6)%	$874.3	53.1%
International	775.7	48.5%	1%	771.1	46.9%
Total sales	$1,600.4	100.0%	(3)%	$1,645.4	100.0%

Consumer & Specialties Segment	$861.5	53.8%	(2)%	$878.8	53.4%
Engineered Solutions Segment	738.9	46.2%	(4)%	766.6	46.6%
Total sales	$1,600.4	100.0%	(3)%	$1,645.4	100.0%

Total sales decreased 3% from the previous year to $1,600.4 million.  Included in sales from the prior year were $40.6 million of sales related to Oldco, which was deconsolidated in the fourth quarter of 2023 and primarily impacted sales in the United States. Net sales in the United States decreased 6% to $824.7 million from $874.3 million in the prior year. International sales increased by 1% to $775.7 million from $771.1 million in the prior year.

Operating Costs and Expenses

Cost of sales decreased 6% from the prior year and was 74.1% of sales, as compared with 76.8% in the prior year. Gross margin increased to 25.9% of sales as compared with 23.2% of sales in the prior year.  This increase was primarily due to price and cost management as well as productivity improvements.

Marketing and administrative costs were $156.4 million and 9.8% of sales for the nine months ended September 29, 2024, as compared to $155.0 million and 9.4% of sales in the prior year.

Research and development expenses were $17.3 million and represented 1.1% of sales for the nine months ended September 29, 2024, as compared with $16.1 million and 1.0% of sales in the prior year.

In the second quarter of 2024, the Company recorded a $30.0 million provision for credit loss in connection with the DIP Credit Agreement.  In addition, during the nine months ended September 29, 2024, the Company recorded litigation expenses of $8.9 million  in connection with Oldco's bankruptcy filing.

In the third quarter of 2023, the Company recorded a $71.7 million non-cash impairment of assets charge related to Oldco's fixed assets within the Consumer & Specialties segment associated with the bankruptcy filing. During the nine months ended October 1, 2023, the Company recorded litigation expenses of $26.8 million in connection with Oldco's bankruptcy filing and by Oldco to defend against and restore its reserve for claims associated with certain talc products.  In addition, the Company recorded $6.9 million of restructuring and other charges for the nine months ended October 1, 2023 to streamline our cost structure as a result of the organizational efficiencies gained from the Company's 2023 resegmentation.

Income from Operations

The Company recorded income from operations of $202.4 million for the nine months ended September 29, 2024, as compared to $105.0 million in the prior year.  Operating income was 12.6% and 6.4% of sales for the nine months ended September 29, 2024 and October 1, 2023, respectively.  Operating income includes a $30.0 million charge related to a provision for credit losses in connection with the DIP Credit Agreement during the nine months ended September 29, 2024.

In addition, operating income during the nine months ended September 29, 2024 includes $8.9 million of litigation expenses in connection with Oldco's bankruptcy filing. Operating income during the nine months ended October 1, 2023 includes $26.8 million of litigation expenses in connection with Oldco's bankruptcy filing and by Oldco to defend against and restore its reserve for claims associated with certain talc products and $6.9 million of restructuring charges.

Other Non-Operating Income (Deductions), net

The Company recorded non-operating deductions of $48.2 million for the nine months ended September 29, 2024, as compared with $45.9 million in the prior year.  Included in non-operating deductions for the nine months ended September 29, 2024 is $43.8 million of net interest expense. Included in non-operating deductions for the nine months ended October 1, 2023 was $44.0 million of net interest expense.

Provision for Taxes on Income

Provision for taxes was $43.2 million as compared to $14.5 million in the prior year.  The effective tax rate was 28.0% as compared to 24.5% in the prior year.  The higher tax rate was primarily due to the benefit recorded on the non-cash impairment of assets charge in the prior year and the impact in the current year of the expected credit loss in connection with the DIP Credit Agreement. Such credit loss is not currently deductible as the DIP Credit Agreement is being treated as an equity contribution for tax purposes. The current expected credit loss may become fully deductible in a future period. The timing of such deductibility is dependent on developments in the bankruptcy proceedings.

Consolidated Net Income Attributable to MTI Shareholders

Consolidated net income was $113.1 million during the nine months ended September 29, 2024, as compared with $44.4 million in the prior year.

Segment Review

The following discussions highlight the operating results for each of our two segments.

	Nine Months Ended
Consumer & Specialties Segment	Sep. 29, 2024	Oct. 1, 2023	% Change
	(in millions of dollars)
Net Sales
Household & Personal Care	$396.1	$383.6	3%
Specialty Additives	465.4	495.2	(6)%
Total net sales	$861.5	$878.8	(2)%

Income from operations	$127.6	$5.0	*
% of net sales	14.8%	0.6%

Net sales in the Consumer & Specialties segment decreased 2% to $861.5 million from $878.8 million in the prior year. Household & Personal Care sales increased 3% to $396.1 million as compared to $383.6 million in the prior year on continued strong demand for our pet litter products as well as growth in other high-margin consumer-oriented products. Sales in Specialty Additives decreased 6% to $465.4 million as compared to $495.2 million in the prior year.   Included in Specialty Additives' sales from the prior year were $40.6 million of sales related to Oldco, which was deconsolidated in the fourth quarter of 2023.

Income from operations was $127.6 million and 14.8% of sales as compared to $5.0 million and 0.6% of sales in the prior year.  Included in income from operations for the nine months ended October 1, 2023 are a $71.7 million non-cash impairment of assets charge related to Oldco's fixed assets and litigation expenses of $26.8 million in connection with Oldco's bankruptcy filing and by Oldco to defend against and restore its reserve for claims associated with certain talc product.

	Nine Months Ended
Engineered Solutions Segment	Sep. 29, 2024	Oct. 1, 2023	% Change
	(in millions of dollars)
Net Sales
High-Temperature Technologies	$536.8	$538.6	—
Environmental & Infrastructure	202.1	228.0	(11)%
Total net sales	$738.9	$766.6	(4)%

Income from operations	$122.0	$111.1	10%
% of net sales	16.5%	14.5%

Worldwide sales in the Engineered Solutions segment decreased to $738.9 million from $766.6 million in the prior year. High-Temperature Technologies' sales remained flat at $536.8 million as compared to $538.6 million in the prior year. Environmental & Infrastructure sales decreased 11% to $202.1 million from $228.0 million in the prior year due to continued weakness in commercial construction markets and large-scale environmental project activity.

Income from operations was $122.0 million and 16.5% of net sales as compared to $111.1 million and 14.5% of sales in the prior year.  Included in income from operations for the nine months ended October 1, 2023 are $3.2 million of restructuring expenses.

Liquidity and Capital Resources

Cash provided from operations during the nine months ended September 29, 2024, was approximately $166.0 million. Cash flows provided from operations during the first nine months of 2024 were principally used to fund capital expenditures, repay debt, repurchase shares, and to pay the Company’s dividend to common shareholders.  The aggregate maturities of long-term debt are as follows:  remainder of 2024 - $10.8 million; 2025 - $31.7 million; 2026 - $41.9 million; 2027 - $443.7 million; 2028 - $400.0 million; thereafter - $0.0 million.

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

As of September 29, 2024, there were $60.0 million in loans and $9.2 million in letters of credit outstanding under the Revolving Facility.

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

The Company has a committed loan facility in Japan. As of September 29, 2024, $1.1 million was outstanding under this loan facility.  Principal will be repaid in accordance with the payment schedule ending in 2026. The Company repaid $0.1 million on this facility during 2024.

As part of the Concept Pet acquisition, the Company assumed $1.9 million in long-term debt, recorded at fair value, consisting of two terms loans, one that matures in 2025 and one that matures in 2027.  Both loans have annual payments and carry a variable interest rate. The Company repaid $0.1 million on these loans during 2024.

As of September 29, 2024, the Company had $25.5 million in uncommitted short-term bank credit lines, of which none were in use. The credit lines are primarily outside the U.S. and are generally one year in term at competitive market rates at large, well-established institutions.  The Company typically uses its available credit lines to fund working capital requirements or local capital spending needs.

We anticipate that capital expenditures for 2024 should be about $90 million, principally related to opportunities to improve our operations and meet our strategic growth objectives.

In the second quarter of 2023, the Company entered into a new floating to fixed interest rate swap for a notional amount of $150 million. The fair value of this instrument at September 29, 2024 is a liability of $0.9 million.

On October 18, 2023, the Company’s Board of Directors authorized the Company’s management to repurchase, at its discretion, up to $75 million of the Company’s shares over a one-year period. As of September 29, 2024, 990,510 shares have been repurchased under this program for $71.6 million, or an average price of approximately $72.30 per share.  This program has been completed in October 2024.

On October 16, 2024, the Company's Board of Directors authorized the Company's management to repurchase, at its discretion, up to $200 million of the Company's shares.

On October 16, 2024, the Company's Board of Directors declared a regular quarterly dividend on its common stock of $0.11 per share.  No dividend will be payable unless declared by the Board and unless funds are legally available for payment thereof.

The Company is required to make future payments under various contracts, including debt agreements and lease agreements. The Company also has commitments to fund its pension plans and provide payments for other postretirement benefit plans. During the nine months ended September 29, 2024, there were no material changes in the Company’s contractual obligations.

The Company and certain of the Company’s subsidiaries are among numerous defendants in over six hundred cases seeking damages for alleged exposure to asbestos-contaminated talc products sold by the Company’s subsidiary Oldco. The Company’s position is that these cases are meritless and all talc products sold by Oldco are safe. On October 2, 2023 (the “Petition Date”), notwithstanding the Company’s confidence in the safety of Oldco’s talc products, the Chapter 11 Debtors filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas (the “Chapter 11 Cases”) to address and comprehensively resolve Oldco’s liabilities associated with talc. Minerals Technologies Inc. and the Company’s other subsidiaries were not included in the Chapter 11 filing. In the second quarter of 2024, Oldco sold its talc assets under section 363 of the U.S. Bankruptcy Code. In addition, in the second quarter of 2024, the Company entered into a Debtor-in-Possession Credit Agreement with Oldco (the "DIP Credit Agreement") and recorded a provision for credit loss of $30 million for the maximum principal amount under such DIP Credit Agreement. Proceeds of the sale of Oldco's talc assets, as well as the funds drawn by Oldco under the DIP Credit Agreement, will be used to fund the Chapter 11 Cases.  The Chapter 11 Debtors' ultimate goal in the Chapter 11 Cases is to confirm a plan of reorganization under Section 524(g) of the U.S. Bankruptcy Code and utilize this provision of the Bankruptcy Code to establish a trust that will address all current and future talc-related claims.  In January 2024, the Chapter 11 Debtors and Minerals Technologies Inc. commenced a court-approved mediation process with the Official Committee of Unsecured Creditors (appointed in the Chapter 11 Cases as the representative of current talc claimants) and the Future Claimants Representative (appointed in the Chapter 11 Cases as the representative of future talc claimants) regarding the terms of a potential consensual plan of reorganization and the ultimate amount to be contributed to any trust.  The mediation process is ongoing, and was recently extended through December 11, 2024 (subject to further extensions).  During the pendency of the Chapter 11 Cases, the Company anticipates that the Chapter 11 Debtors will benefit from the operation of the automatic stay, which stays ongoing litigation in connection with talc-related claims against Oldco. In addition, subject to certain exceptions, the filing or continued prosecution of all talc-related claims against Oldco’s non-debtor affiliates is temporarily stayed through December 11, 2024 (subject to further extensions), the date on which a hearing is scheduled on the status of the Chapter 11 Cases. The Chapter 11 Debtors have been deconsolidated from the Company’s financial statements since the Petition Date. Although the Chapter 11 Cases are progressing, it is not possible to predict the form of any ultimate resolution or when an ultimate resolution might occur at this time. Accordingly, the amount that will be necessary to fully and finally resolve all of the Chapter 11 Debtors' current and future talc-related claims in connection with a confirmed Chapter 11 plan of reorganization cannot be estimated with certainty at this time. See Note 13 to the Condensed Consolidated Financial Statements included in this report for more information.

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

Segment Reporting (Topic 280):  Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280):  Improvements to Reportable Segment Disclosures”, which requires entities to report incremental information about significant segment expenses included in a segment’s profit or loss measure, as well as the name and title of the chief operating decision maker.  The guidance also requires interim disclosures related to reportable segment profit or loss and assets that had previously only been disclosed annually.  The new standard is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2023. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

Income Taxes (Topic 740):  Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740):  Improvements to Income Tax Disclosures”, that requires entities to disclose additional information about federal, state, and foreign income taxes primarily related to the income tax rate reconciliation and income taxes paid.  The new standard also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities.  The new standard is effective for annual periods beginning after December 15, 2024.  The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

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

In the second quarter of 2023, the Company entered into a floating to fixed interest rate swap for a notional amount of $150 million. The fair value of this instrument at September 29, 2024 is a liability of $0.9 million.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 29, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Dollar Value of Shares that May Yet be Purchased Under the Program
July 1 - July 28	71,400	$84.82	763,822	$20,141,317
July 29 - August 25	132,100	$73.92	895,922	$10,376,089
August 26 - September 29	94,588	$73.93	990,510	$3,383,547
Total	298,088	$76.53

On October 18, 2023, the Company’s Board of Directors authorized the Company’s management to repurchase, at its discretion, up to $75 million of the Company’s shares over a one-year period. As of September 29, 2024, 990,510 shares have been repurchased under this program for $71.6 million, or an average price of approximately $72.30 per share. This program has been completed.

On October 16, 2024, the Company's Board of Directors authorized the Company's management to repurchase, at its discretion, up to $200 million of the Company's shares.

ITEM 3.  Default Upon Senior Securities

Not applicable.

ITEM 4.  Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Quarterly Report on Form 10-Q.

ITEM 5.  Other Information

During the three months ended September 29, 2024, none of our directors or executive officers adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

October 25, 2024