Form 10-K
period 2024-12-31
MINERALS TECHNOLOGIES INC
filed 2025-02-21
CIK 891014

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 30, 2024, the aggregate market value of the voting stock held by non-affiliates of the Registrant (based upon the closing price at which the stock was sold as of June 28, 2024) was approximately $1.9 billion. Solely for the purposes of this calculation, shares of common stock held by officers, directors and beneficial owners of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 7, 2025, the Registrant had outstanding 31,897,554 shares of common stock, all of one class.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2025 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

MINERALS TECHNOLOGIES INC.
2024 FORM 10-K ANNUAL REPORT

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

At December 31, 2024, the Company reported our operations in the following two reportable business segments under which we managed our operations, assessed performance and reported earnings: Consumer & Specialties and Engineered Solutions.

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

The following table sets forth the percentage of our revenues generated from each segment for each of our last three fiscal years:

	2024	2023	2022
Percentage of Net Sales
Consumer & Specialties	54%	54%	53%
Engineered Solutions	46%	46%	47%
Total	100%	100%	100%

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

The Household & Personal Care product line delivers mineral-to-market products to a variety of consumer-oriented markets, including pet litter, personal care, fabric care, edible oil and renewable fuel purification, animal health, and agricultural.  The core technology used in this product line is called, “Functional Additives,” which is the use of unique minerals and additives to deliver functionality to our products and our customers’ products. The principal products of this product line are marketed under various registered trade names, including PREMIUM CHOICE®, VitaLife®, SivocatTM,SIVOTM, RAFINOLTM and ENERSOL®.

The Company’s cat litter products include sodium bentonite-based scoopable (clumping), traditional and alternative cat litters sold to grocery and drug stores, mass merchandisers, wholesale clubs and pet specialty stores throughout North America, Europe, and Asia. The Company’s scoopable products’ clump-forming capability traps urine, thereby reducing waste by allowing for easy removal of only the odor-producing elements from the litter box. The Company is a provider of private-label cat litter to retail partners, as well as a provider of bulk cat litter to national brands and other private label packaging companies. The Company’s internal transportation group provides logistics services and is a key component of our capability in supplying customers on a national basis. The Company has completed a number of acquisitions of cat litter manufacturers over the past several years in both the European and North American markets.

The Company also manufactures personal care ingredients for cosmetic anti-aging formulations and advanced delivery system technologies for sustained-release of retinoid and other actives in cosmetic, OTC and prescription formulations. It also produces mineral ingredients providing improved feel and viscosity control in cosmetic formulations. The Company has been a market leader in retinol-based delivery systems and supplies liquid retinoid products.  Products range from ingredient sales to fully formulated finished goods.

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

In addition, the Company produces several other bentonite and leonardite-based proprietary solutions for consumer and industrial applications, such as:

•	Natural bentonite feed additives to improve animals’ digestive health through gastrointestinal binding of mycotoxins.
•	Filtration media for edible oil, renewable fuels, and beverages where the Company’s unique mineral reserves and differentiated process targets removal of specific contaminants.
•	Agricultural products to improve plant harvests, plant health and soil that enhance crop yield.
•	Advanced performance additives, including organoclays, used in flame retardants, plastic packaging, rubber mold release, paints, coatings and ink manufacturing processes.
The Company’s Household & Personal Care net sales were $530.0 million, $517.6 million and $476.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

The Company manufactures customized Precipitated Calcium Carbonate (PCC) and Ground Calcium Carbonate (GCC) products using proprietary processes for the paper, paperboard and fiber-based packaging industry. Each product is designed to provide optimum balance of paper properties including brightness, opacity, bulk, strength, and improved printability. The majority of this product line's sales are to papermakers from “satellite” plants.  A satellite plant is a manufacturing facility located near a paper mill thereby eliminating costs of transporting product from remote production sites to the paper mill.

The Company’s research and development and technical service staff focuses on expanding sales from its existing and potential new satellite plants, as well as developing new technologies for new applications. These technologies include, among others, OPACARB® PCC, a family of products for paper coating, our FulFill® family of products, a system of high-filler technologies that offers papermakers a variety of efficient, flexible solutions which decrease dependency on natural fibers, and NewYield® and ENVIROFIL® waste stream process technologies, innovative technologies that convert paper and pulp mill waste streams into functional pigments for filling paper and paperboard.

The Company owns, operates and maintains all of its satellite facilities and owns or licenses the related technology. Generally, the Company and its customers enter into long-term evergreen agreements, initially ten to fifteen years in length, pursuant to which the Company supplies substantially all of the customer’s requirements. The Company is generally permitted to sell to third-parties products produced at a satellite plant in excess of the host mill’s requirements.

The Company estimates that the packaging market is approximately three times the size of the printing and writing paper market.  Growth in the packaging segment is driven by growth trends in consumption, e-commerce and demand for sustainable packaging solutions. The Company offers mineral solutions for filler and coating applications in both the containerboard and cartonboard packaging.

The Company also produces and sells a full range of specialized PCC products on a merchant basis for non-paper applications, including surface-treated and untreated grades of PCC to the polymer industry for use in automotive and construction applications, and to the adhesives and printing inks industries. The Company’s PCC is also used by the pharmaceutical industries as a source of calcium, as a buffering agent in tablets, food applications, and as a mild abrasive in toothpaste.

In addition, the Company mines and processes GCC products at its reserves in the eastern and western parts of the United States. GCC is used and sold in the construction, automotive and consumer markets in addition to packaging applications.  Our high-quality limestone and dolomitic limestone are defined primarily by the chemistry and color characteristics of the ore bodies. Ore samples are analyzed by x-ray fluorescence (XRF) and other techniques to determine purity and more generally by Hunter brightness measurement to determine dry brightness and the Hunter yellowness (b) value. We serve multiple markets from each of our operations, each of which has different requirements relating to a combination of chemical and physical properties.

The Company’s Specialty Additives net sales were $610.2 million, $642.6 million and $648.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.

ENGINEERED SOLUTIONS SEGMENT

The Engineered Solutions segment provides advanced process technologies and solutions that are designed to improve our customers’ manufacturing processes and projects.  This segment includes two product lines: High-Temperature Technologies and Environmental & Infrastructure.

High-Temperature Technologies Products and Markets

The High-Temperature Technologies product line delivers mineral-based blends, technologies, and systems to the foundry, steel, glass, aluminum and other high-temperature processing industries. The core technology used in this product line is called “Engineered Blends,” which is the development of tailored blends of specific minerals and additives to enhance customer processes and product performance.

For the foundry industry, this product line produces custom-blended mineral and non-mineral products to strengthen sand molds for casting for auto and heavy truck parts, agriculture and construction equipment, municipal, infrastructure and other industrial castings markets.  These products help our customers in the foundry industry to improve productivity by reducing scrap from defects and poor surface quality. The ADDITROL® blends also improve the efficiency and recycling of sand blends in mold sand systems by lowering clay consumption and improve air quality by reducing volatile organic compound emissions.  Our mine to mold operational capability has resulted in providing a consistent high-quality product, technical support and reliable on-time delivery service valued by our customers.

The Company also offers a broad range of monolithic and pre-cast refractory products and related systems and services for the steel industry.

The Company’s proprietary application equipment is used to apply refractory materials to the walls of steel-making furnaces and other high temperature vessels to maintain and extend their useful life. MINSCAN® refractory application machines allow for remote-controlled application of the Company’s refractory products in steel-making furnaces, as well as in steel ladles. This helps the steel-making industry to achieve their employee safety goals and increase productivity. These application systems and the technologically advanced refractory materials developed in the Company’s research laboratories have been well accepted by the Company’s customers. These solutions allow steel makers to improve their performance through, among other things, the application of monolithic refractories to furnace linings while the furnace is at operating temperature, thereby eliminating the need for furnace cool-down periods and steel-production interruption. The result is a lower overall cost for steel makers.

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

The Company also produces a specialized line of carbon composites and PYROID® pyrolitic graphite, primarily to the aerospace and electronics industries.

The Company’s High-Temperature Technologies net sales were $713.2 million, $720.9 million and $702.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Environmental & Infrastructure Products and Markets

The Environmental & Infrastructure product line provides environmental, construction and remediation solutions. These include geosynthetic clay lining systems, vapor intrusion mitigation products, sub surface waterproofing systems, green roofs, wastewater remediation and drinking water purification technologies as well as drilling products for both the construction and infrastructure markets as well as the oil and gas exploration and production industries. The core technology used in this product line is called, “Particle Surface Modification,” which is the modification of the outer layer of our minerals through chemistry.

The Company’s geosynthetic clay lining systems are marketed under the RESISTEX® and BENTOMAT® trade names principally for lining and capping landfills, mine waste disposal sites and industrial waste storage sites, such as bauxite residue and coal ash waste. The Company also provides associated geosynthetic materials for these applications, including geotextiles and drainage geocomposites. The vapor intrusion mitigation applications include specialized technologies to prevent gas vapor intrusion in new building construction. Products offered include Liquid Boot® vapor barrier, a spray applied system that works as a stand alone or in conjunction with various membrane systems to provide best in class performance.

Additionally, the Company offers a wide variety of both active and passive waterproofing and greenroof technologies for use in protecting structures from groundwater intrusion. Our products include our VOLTEX® waterproofing composite, which is comprised of two polypropylene geotextiles needle punched around a sodium bentonite core. Similarly, our ULTRASEAL® waterproofing membrane is an advanced membrane product built around unique active polymer core; and our COREFLEX® waterproofing membrane is an award winning active polymer core and heat welded PVC membrane for protection of critical infrastructure. The newest offering we have in this space is our VINTEGRA® waterproofing membrane, a product that takes our proven active polymer core and layers it between an ethylene vinyl alcohol copolymer (EVOH) membrane that provides the highest level of both gas and water vapor protection. The VINTEGRA® membrane is available as both an active and passive system.  In addition to these membrane products, we also provide a variety of sealants and other accessories required to create a functional waterproofing system. The end-users of these products are specialty subcontractors trained by the company in the proper installation of all our products.

The Company is also well known in the environmental remediation industry providing technologies that address a variety of complex and aggressive contaminants in soil, groundwater, and marine sediment. These products are marketed under the ORGANOCLAYTM trademark. The reactive capping technologies and solutions containing ORGANOCLAYTM compositions are used to effectively contain residual contamination and to reduce costs associated with ex-situ remedies.  Products offered include our REACTIVE CORE-MATTM composite geotextile, an in-situ sediment capping material and our QUIKSOLID® polymer, a super absorbent media. The Company also specializes in treating soil, groundwater, landfill leachate, surface waters and drinking water sources contaminated with Per-and polyfluoroalkyl substances (PFAS) and Perfluorooctane sulfonate (PFOS) with our FLUORO-SORB® absorbent.

The Company's drilling products are used in environmental and geotechnical drilling applications, horizontal directional drilling, mineral exploration and foundation construction, as well as in oil and gas well drilling. Bentonite imparts thickening and suspension properties that facilitate the transport of rock cuttings to the surface during the drilling process. It also contributes to a drilling fluid’s ability to lubricate the drill bit and coat the underground formations to prevent hole collapse and drill-bit seizing. Our primary trademark for this application is PREMIUM GEL®.

Additionally, within this product line, the Company provides offshore filtration and well testing services to improve the production, cost, compliance, and environmental impact of activities performed globally in the oil and gas industry.

The Company’s Environmental & Infrastructure net sales were $265.1 million, $288.8 million and $298.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

In the Engineered Solutions segment, the Company relies on industry-specialized technically oriented salespersons. For the foundry market, these sales teams provide expertise to educate our customers on the bentonite blend properties and to aid them in producing castings efficiently. Certain other products are distributed through networks of distributors and representatives, who warehouse specific products at strategic locations. In addition, the Company’s technical service personnel advise on the use of refractory materials, and, in many cases pursuant to service agreements, apply the refractory materials to the customers’ furnaces and other vessels. Our staff includes sales professionals and technical support engineers who analyze the suitability of our products in relation to the customer’s specific application and the conditions that products will endure or the environment in which they will operate.

The continued use of skilled technical service teams is an important component of the Company’s business strategy. The Company works closely with its customers to ensure that their requirements are satisfied, and it often trains and supports customer personnel in the use of the Company’s products. The Company oversees domestic marketing and sales activities principally from Bethlehem, Pennsylvania and Hoffman Estates, Illinois, and from regional sales offices located elsewhere in the United States. The Company’s international marketing and sales efforts are directed from regional centers located in Brazil, China, Germany, India, Japan, Turkey and the United Kingdom. The Company believes that its worldwide network of sales personnel and manufacturing sites facilitates continued international expansion.

Raw Materials

The Company depends in part on having an adequate supply of raw materials for its manufacturing operations, particularly lime and carbon dioxide for the Specialty Additives product line, and magnesia and alumina for the High-Temperature Technologies’ operations. We also depend on having an adequate supply of bentonite, leonardite and limestone. Supplies of bentonite, leonardite and limestone are mainly provided through the Company’s own mining operations and we depend on having adequate access to ore reserves of appropriate quality at such mining operations.

The Company uses lime in the production of PCC and is a significant purchaser of lime worldwide. Generally, the lime utilized in our business is readily available from numerous sources and we purchase lime under long-term supply contracts from unaffiliated suppliers located in close geographic proximity to the Company’s PCC plants. We currently supply some quantities of lime to third parties that are in close proximity to our Adams, Massachusetts plant and could supply small quantities of lime to certain of our PCC satellite facilities that are in close geographic proximity to the Adams plant. Carbon dioxide is readily available in exhaust gas from the host paper mills, or other operations at our merchant facilities.

The principal raw materials used in the Company’s monolithic refractory products are refractory-grade magnesia and various forms of alumina silicates. Approximately 55% of the Company’s magnesia requirements were purchased from sources in China over the past five years. The price and availability of bulk raw materials from China are subject to fluctuations that could affect the Company’s sales to its customers. In addition, the volatility of transportation costs has also affected the delivered cost of raw materials imported from China to North America and Europe. The Company has developed alternate sources of magnesia that have diversified our supply of magnesia. The amount sourced from China and other locations can vary from year to year depending upon price and availability from each source. The alumina we utilize in our business is readily available from numerous sources. The Company also purchases calcium metal, calcium silicide, graphite, calcium carbide and various alloys for use in the production of metallurgical wire products and uses lime and aluminum in the production of calcium metal.

In addition to bentonite and leonardite provided through our mining operations, our High-Temperature Technologies segment’s principal raw materials are coal, soda ash, chromite, and woven and unwoven polyester material, all of which are readily available from numerous sources.

Mineral Reserves and Mining Process

The Company relies on access to bentonite reserves. The Company has reserves of sodium and calcium bentonite at various locations in the U.S., including Wyoming, Montana, South Dakota, Nevada and Alabama, as well as in Australia, China, Slovakia, and Turkey. Through the Company’s affiliations and joint ventures, the Company also has access to bentonite deposits in Mexico. The Company owns or controls the properties on which the bentonite reserves are located through long-term leases, royalty agreements (including easement and right of way agreements) and patented and unpatented mining claims. No single or group of mining claims or leases is significant or material to the financial condition or operations of our Company or our segments.

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

Seasonality

Some of our products in the Engineered Solutions segment, within the Environmental & Infrastructure product line are impacted by weather and soil conditions. Many of the products cannot be applied in wet or winter weather conditions and, as such, sales and profits tend to be greater during the period from April through October. Sales in our Specialty Additives product line, within Consumer & Specialties segment, are subject to similar seasonal patterns. In addition, the oil and gas production facilities are subject to natural disasters, such as hurricanes, which could lead to lower sales in the June to November months within this product line.

Research and Development

Many of the Company’s product lines are technologically advanced. The Company’s internal research team has dedicated years of experience into analyzing properties of minerals and synthetic materials while developing processes and applications to enhance their performance. Our expertise in our core technologies of crystal engineering, engineered blends, functional additives and particle surface modification apply to and support our product lines. The Company’s business strategy for growth in sales and profitability depends, to a substantial extent, on the continued success of its research and development activities. The Company will continue to seek out new and innovative technologies, developed mainly by our internal research team, to incorporate into our product lines.

The Company’s Consumer & Specialties segment provides a portfolio of functional components, custom blended compounds, formulations and technologies for a variety of consumer and industrial goods and has two product lines, Household & Personal Care and Specialty Additives.

•
In the Household & Personal Care product line, the Company’s research and development efforts employ our functional additive core technologies to support both our private label and branded products.  Our initiatives include formulation development and packaging collaboration with our customers on the development of functional and aesthetically pleasing private label cat litters and our branded cat litters, including Premium Choice® and SivocatTM. In our personal care product group, we develop and formulate ingredients and delivery systems, including Microsponge® poly beads and Poly-Pore® and Poly-Trap® polymers which are proprietary systems of microparticles that entrap active ingredients for sustained release to enhance their performance in topical dermatological products. We also collaborate with our customers on their private label personal care products. Our in-house research & development team specializes in formulation development and collaborates with our partners to create products that meet their specifications. After validation of the formulas through analytics and stability testing, our packaging engineers evaluate the formula and packaging compatibility. Additionally, our RafinolTM oil purification agents purify and remove contaminates in edible oils and renewable fuels, including renewable diesel, biodiesel and sustainable aviation fuel; our KWK® bentonite purifies and clarifies wine and juices; and our Enersol® soil enhancer and Agro-Lig® humic acid are agricultural additives that promote sustainable growth and optimal yield of commercial crops by adding best-in-kind organic materials to the soil. Our research with bentonite clays includes a wide variety of applications including animal health, fabric care, personal care, paints, ink, asphalt emulsions and coating functional additives.

•
In the Specialty Additives product line, the Company’s research and development efforts include: the satellite precipitated calcium carbonate (PCC) and satellite ground calcium carbonate (GCC) plant concepts and applying our crystal engineering core technologies to create specific PCC and GCC particles for paper filling and coating applications, with our FulFill® high filler technology systems, NewYield® Waste Stream Process Technology, and ENVIROFIL® Waste Stream Process Technology. The FulFill® brand High Filler Technology is a portfolio of high-filler technologies that offers papermakers a variety of efficient, flexible solutions that decrease dependency on fiber and optimize cost and quality; NewYield® Waste Stream Process Technology cost-effectively converts a pulp mill waste stream into a functional pigment for paper and packaging filling, while eliminating the cost and environmental impact of disposal and remediation of certain waste streams to papermakers; ENVIROFIL® Waste Stream Process Technology allows cost-effective recovery of mineral pigments from de-inking waste materials by converting these materials into a functional pigment for filling paper while eliminating the cost and environmental impact of disposal and remediation. Our Specialty PCC and process mineral solutions include our Thixocarb® PCC, Vicality® USP PCC, EMforceTM calcium carbonate.

Our Engineered Solutions segment provides products and services that are designed to improve our customers’ manufacturing processes and commercial projects and has two product lines, High Temperature Technologies and Environmental & Infrastructure.

•
In the High Temperature Technologies product line, our main objective is designing products and applications based on customer’s needs using our engineered blend core technologies.  Voice of the customer has driven our achievements in developing our Scantrol® automated gunning technology.  This technology combines our industry leading LACAM® laser-based refractory measurement systems and our MINSCAN® application technology with advance automation software to deliver the safest and most efficient furnace and steel ladle maintenance system in the steel industry. Our SURE-CAL® calcium metal injection technology provides the most efficient and reliable method of calcium treatment in steelmaking that enhances steel quality and productivity to our customer’s operation.  Our DURACRETETM line of shotcretes and castables provide our customers with the highest performance of refractory and safety against loss of containment.  The Company continues to make diligent efforts in providing the safest, highest performance and most effective solutions required to meet our customer’s needs. Our ADDITROL® greensand bond formulations are custom blends and meet the need of both ferrous and non-ferrous applications. Our Volclay®, MaxibondTM, and Panther Creek® products are used in green sand molding applications ranging from the production of iron and steel castings to the production of non-ferrous castings. The Hevi-Sand® specialty chromite sand prevents metal penetration and can be used with most foundry binders in molds and cores.

•
In the Environmental & Infrastructure product line, particle surface modification core technologies are used to develop products to meet critical performance criteria for a variety of customers. The Bentomat® and RESISTEXTM lining technologies are engineered to withstand the full continuum of leachate chemistries, including increasingly aggressive leachates from Mining and Coal Combustion Byproduct applications. We protect the commercial building envelope from water ingress with our waterproofing products, including Voltex® flexible barrier sheets, Core-Flex® waterproofing membranes, and Waterstop RX® waterproofing compositions, and our Vintegra® membranes, which are our newest innovation for combined waterproofing and gas vapor protection membranes. Additionally, our company has several advanced water treatment technologies. The Crudesorb® filtration media, CrudeSep® water treatment, Hi-Flow® filtration media, MOST® water treatment system, and ORGANOCLAY technologies offer highly effective solutions solidifying aqueous waste or for removing oils, greases and other low solubility organic compounds, solids and metals from aqueous streams. The Company’s FLUORO-SORB® adsorbent is a proprietary, patented, NSF-certified product designed to globally support remediation efforts surrounding per- and polyflouroalkyl substances (PFAS) and Perflourooctane sulfonate (PFOS).

For the years ended December 31, 2024, 2023 and 2022, the Company spent approximately $23.0 million, $21.2 million and $20.4 million, respectively, on research and development. The Company’s research and development spending as a percentage of sales was approximately 1.1%, 1.0% and 1.0% for 2024, 2023 and 2022, respectively.

The Company maintains its primary research facilities in Bethlehem and Easton, Pennsylvania and Hoffman Estates, Illinois. It also has research and development facilities in China, England, Germany, Ireland, Japan, Turkey and additional sites in the United States.  Approximately 221 employees worldwide are engaged in research and development.

The Company has an active new product and process development program.  Each year, numerous new product and process ideas are submitted and undergo a rigorous stage gate evaluation process.  As a result, the Company commercializes a number of these products each year.  Our products also contribute to improving our customer's sustainability profile.

Patents and Trademarks

The Company owns or has the right to use approximately 240 patents and approximately 1,810 trademarks related to its business.  Our patents expire between 2025 and 2041.  Our trademarks continue indefinitely.  The Company believes that its rights under its existing patents, patent applications and trademarks are of value to its operations, but no one patent, application or trademark is material to the conduct of the Company’s business as a whole.

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

Human Capital Resources

Our people power the success of MTI. They are the cornerstone of our operational excellence and safety-first culture, key to our ability to execute on our growth strategies, and vital to our success. Our core values — people, excellence, honesty, customer focus and accountability — guide our actions.

Workforce Demographics

As of December 31, 2024, the Company employed 3,891 persons globally, located in over 30 countries. Of these, 1,812 (47%) were located in North America, 992 (25%) were located in Asia, 902 (23%) were located in Europe, and 185 (5%) were located in Latin America.

Focus on Safety

Safety comes first at MTI. The health and safety of our people, partners, and communities is our top priority. Our “safety first” culture has been built through dedication, continuous improvement and active engagement. Creating a safe work environment by continuously identifying and reducing workplace risks and by reinforcing safe behaviors means that employees will return to their families every day in the same condition in which they came to work. While we believe zero-injuries is attainable, we have set goals of 1.00 for Total Recordable Incident Rate (TRIR, which is the number of recordable injuries per 100 employees) and 0.10 for Lost Workday Injury Rate (LWIR, which is the number of lost workday injuries per 100 employees), and we continue to make strides to drive incidents below these levels.  In 2024, our TRIR was 0.78 and our LWIR was 0.13.  This safety-first mindset helps us attract and retain top talent from around the world and drives continuous improvement in our manufacturing operations.

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

Human Capital Strategy and Total Rewards

Our people are essential to the successful delivery of the MTI strategy and to sustaining superior business performance. Our people strategy and programs are designed and implemented in support of our business and strategic objectives. We accelerate the development of our employees, strengthen our leadership capabilities, and enhance employee performance through a wide variety of formal and informal training initiatives, development programs and regular succession plan reviews.

MTI recognizes that its employees are most likely to thrive when they have the resources to meet their needs in both their professional and personal lives. In support of this belief, the Company is committed to providing compensation that is competitive, equitable, and allows employees to share in the Company’s success through various incentive compensation programs. We design compensation programs and strategies that are built upon the foundational philosophies of market competitiveness and performance. We also offer a comprehensive and valuable benefits program that promotes physical, emotional and financial wellness with the goal of supporting employees and their families. While offerings vary around the world, employees can access medical, dental, vision and free life insurance on the first day of employment. Additional benefits include 100% company paid tuition assistance, free counseling through our Employee Assistance Program and a robust fertility and family building benefit, paid time off and paid maternity leave.

Diversity, Equity and Inclusion

The Company is committed to increasing diverse representation at every level, fostering an inclusive work environment and culture and supporting equitable pay and access to opportunity for all employees. As a global company, we are committed to cultivating a work environment where everyone feels respected, valued, free to be their authentic selves and share ideas.  We believe that our culture of diversity, equity and inclusion is a competitive advantage that fuels innovation and enhances our ability to attract and retain talent. Through our Global Inclusion Council, which is chaired by our CEO, we continually evaluate how we promote and support diversity in all forms to develop strategies and meaningful programs to achieve our objectives.

Environmental, Health and Safety Matters and Government Regulation

The Company’s operations are subject to federal, state, local and foreign laws and regulations relating to the environment and health and safety. In particular, we are subject to certain requirements under the Clean Air Act. In addition, certain of the Company’s operations involve and have involved the use and release of substances that have been and are classified as toxic or hazardous within the meaning of these laws and regulations. Environmental operating permits are, or may be, required for certain of the Company’s operations and such permits are subject to modification, renewal and revocation. We are also subject to land reclamation requirements relating to our mining operations.  In addition to environmental and health and safety laws and regulations, we are subject to a wide variety of other federal, state, local and foreign laws and regulations in the countries where we conduct business. The Company regularly monitors and reviews its operations, procedures and policies for compliance with these laws and regulations. Compliance with these laws and regulations often requires the dedication of time and effort of employees, as well as financial resources. The Company believes its operations are in substantial compliance with these laws and regulations and that there are no violations that would have a material effect on the Company. Despite these compliance efforts, some risk of environmental and other damage is inherent in the Company’s operations, as it is with other companies engaged in similar businesses, and there can be no assurance that material violations will not occur in the future. In fiscal 2024, compliance with the regulations applicable to us did not have a material effect on our capital expenditures, earnings, or competitive position, and the cost of compliance with these laws and regulations is not expected to have a material adverse effect on the Company in the future.

Sustainability is core to who we are and the foundation of how we operate our company. At MTI, we are focused on providing the safest workplace for our employees, reducing our environmental impact, preserving natural resources and making positive contributions to our local communities — all of which are ingrained in our values. For the past 16 years, MTI has published an annual Corporate Responsibility and Sustainability Report that describes our efforts in continuous improvement regarding our safety culture, environmental performance, social impact, new product development, and community engagement. Over the past several years, we’ve taken meaningful steps to advance our broad range of sustainability initiatives, including establishing 2025 environmental reduction targets in six focus areas: Scope 1 and Scope 2 CO2 emissions, airborne pollutants, water used, water discharged, and process waste landfilled, each on an absolute basis and per ton of production for each of our focus areas. By 2023, we met or exceeded our targets in ten out of twelve total environmental emission and discharge reduction targets.

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

Available Information

The Company maintains an internet website located at http://www.mineralstech.com. Its reports on Forms 10-K, 10-Q and 8-K, and amendments to those reports, as well as its Proxy Statement and filings under Section 16 of the Securities Exchange Act of 1934 are available free of charge through the Investor Relations page of its website, as soon as reasonably practicable after they are filed with, or furnished to, the Securities and Exchange Commission (“SEC”). Investors may access these reports through the Company’s website by navigating to “Investors”, then to “Financials”, and then to “SEC Filings.”

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

A significant portion of the sales of the High-Temperature product line of our Engineered Solutions segment are derived from the metalcasting market. The metalcasting market is dependent upon the demand for castings for automobile components, farm and construction equipment, oil and gas production equipment, power generation turbine castings, and rail car components. Many of these types of equipment are sensitive to fluctuations in demand during periods of recession or difficult economic conditions. This product line also serves the steel industry.  In recent years, global steel production has been volatile. These trends have affected and may continue to affect the demand for our Engineered Solutions segment’s products and services.  We expect steel consumption to be similar to 2024 levels.

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

Demand for our products is subject to trends in these markets. During periods of economic slowdown, our customers often reduce their capital expenditure and defer or cancel pending projects. Such developments occur even amongst customers that are not experiencing financial difficulties. In addition, these trends could cause our customers to face liquidity issues or bankruptcy, which could deteriorate the aging of our accounts receivable, increase our bad debt exposure and possibly trigger impairment of assets or realignment of our businesses. The Company has taken steps to reduce its exposure to variations in its customers’ businesses, including by diversifying its portfolio of products and services through geographic expansion, growth in less cyclical consumer-oriented markets, and by structuring most of its long-term satellite contracts to provide a degree of protection against declines in the quantity of product purchased, since the price per ton of our products generally rises as the number of tons purchased declines. In addition, many of our product lines lower our customers’ costs of production or increase their productivity, which should encourage them to use our products. However, there can be no assurance that these efforts will mitigate the risks of our dependence on these industries. Continued weakness in the industries we serve has had, and may in the future have, an adverse effect on sales of our products and our results of operations. A continued or renewed economic downturn in one or more of the industries or geographic regions that the Company serves, or in the worldwide economy, could cause actual results of operations to differ materially from historical and expected results.

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

At December 31, 2024, the Company had $971.3 million aggregate principal amount of total indebtedness (consisting primarily of $575.0 million aggregate principal amount of loans under our term facility, $400.0 million aggregate principal amount of notes and $4.5 million outstanding under our revolving credit facility) and an additional $386.4 million of borrowing capacity under the revolving credit facility (after giving effect to $9.1 million of outstanding letters of credit). Our outstanding indebtedness will require a significant amount of cash to make interest payments. Further, the interest rate on a significant portion of our borrowings under our senior secured credit facility is based on SOFR interest rates, which has resulted in and could continue to result in higher interest expense in the event of continued increases in interest rates.  Our ability to pay interest on our debt and to satisfy our other debt obligations will depend in part upon our future financial and operating performance and upon our ability to renew or refinance borrowings. Prevailing economic conditions and financial, business, competitive, regulatory and other factors, many of which are beyond our control, will affect our ability to make these payments. We cannot guarantee that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to fund our liquidity needs. If we are unable to generate sufficient cash flow to meet our debt service obligations, we will have to pursue one or more alternatives, such as reducing or delaying capital or other expenditures, refinancing debt, selling assets, or raising equity capital. Further, the requirement to make significant interest payments may reduce the Company’s flexibility to respond to changing business and economic conditions or fund capital expenditure or working capital needs and may increase the Company’s vulnerability to adverse economic conditions.

The agreements and instruments governing our debt contain various covenants that could significantly impact our ability to operate our business.

The agreement governing our senior secured credit facility and the indenture that governs our 5.0% Senior Notes due 2028 contain a number of significant covenants that, among other things, limit our ability to: incur or guarantee additional indebtedness, pay dividends or make other distributions or repurchase or redeem capital stock, prepay, redeem or repurchase certain debt, issue certain preferred stock or similar equity securities, make loans and investments, sell or otherwise dispose of assets, incur liens, enter into transactions with affiliates, enter into agreements restricting our subsidiaries’ ability to pay dividends and consolidate, merge or sell all or substantially all of our assets. In addition, we are required to comply with specific financial ratios, including a maximum net leverage ratio, under which we are required to achieve specific financial results. Our ability to comply with these provisions may be affected by events beyond our control. A breach of any of these covenants would result in a default under the applicable agreements. In the event of any default under our senior secured credit facility, our lenders could elect to declare all amounts borrowed under the credit agreement, together with accrued interest thereon, to be due and payable. In such an event, we cannot assure you that we would have sufficient assets to pay debt then outstanding under the credit agreement, the indenture governing our notes, and any other agreements governing our debt. Any future refinancing of the senior secured credit facility is likely to contain similar restrictive covenants. We may also incur future debt obligations that might subject us to additional restrictive covenants that could affect our financial and operational flexibility. We cannot assure you that we will be granted waivers or amendments to these agreements if for any reason we are unable to comply with these agreements or that we will be able to refinance our debt on terms acceptable to us, or at all.

Technology, Development and Growth Risks

The Company’s results could be adversely affected if it is unable to effectively achieve and implement its growth initiatives.

Sales and income growth of the Company depends upon a number of uncertain events. Growth will depend in part on sales growth from our existing businesses and customers. The Company has a strategic growth initiative to increase penetration into geographic markets such as Brazil, India and China as well as other Asian and Eastern European countries. The Company also has a strategic growth initiative to increase penetration into consumer-oriented markets such as pet litter, personal care, and oil purification. Our strategy also anticipates growth through future acquisitions. However, our ability to identify and consummate any future acquisitions on terms that are favorable to us may be limited by the number of attractive acquisition targets, internal demands on our resources and our ability to obtain financing. Our success in integrating newly acquired businesses will depend upon our ability to retain key personnel, avoid diversion of management’s attention from operational matters, and integrate general and administrative services. In addition, future acquisitions could result in the incurrence of additional debt, costs and contingent liabilities. Integration of acquired operations may take longer, or be more costly or disruptive to our business, than originally anticipated, and it is also possible that expected synergies from future acquisitions may not materialize. We also may incur costs and divert management attention with regard to potential acquisitions that are never consummated. Difficulties, delays or failure of any of these strategies could affect the future growth rate of the Company.

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

The Company does business in many areas internationally. Approximately 49% of our sales in 2024 were derived from outside the United States and we have significant production facilities which are located outside of the United States. We have in recent years expanded our operations in emerging markets, and we plan to continue to do so in the future, particularly in China, India, Brazil, the Middle East, and Eastern Europe. Some of our operations are located in areas that have experienced political or economic instability, including Indonesia, Malaysia, Nigeria, Egypt, Saudi Arabia, Turkey, Brazil, Thailand, China and South Africa.  As the Company expands its operations overseas, it faces increased risks of doing business abroad, including inflation, fluctuation in interest rates, changes in applicable laws and regulatory requirements, nationalization, expropriation, limits on repatriation of funds, civil unrest, unstable governments and legal systems, and other factors. The U.S. and foreign countries may also adopt or increase restrictions on foreign trade or investment, including currency exchange controls, tariffs or other taxes, or limitations on imports or exports (including recent and proposed changes in U.S. trade policy and resulting retaliatory actions by other countries). Further, geopolitical and terrorism threats, including armed conflict among countries, could in the future affect our business overseas, including leading to, among other things, impairment of our or our customers’ ability to conduct operations, adverse impact to our employees, and a loss of our investment. While recent geopolitical conflicts, such as between Russia and Ukraine and between Israel and Hamas, have not significantly affected our business, the broader consequences of geopolitical and terrorism threats, which may include sanctions that prohibit our ability to do business in specific countries, embargoes, supply chain disruptions, potential contractual breaches and litigation, regional instability and geopolitical shifts, cannot be predicted. We are also subject to increased risks of natural disasters, public health crises, including the occurrence of a contagious disease or illness, such as COVID-19, and other catastrophic events in such countries. Many of these risks are beyond our control and can lead to sudden, and potentially prolonged, changes in demand for our products, difficulty in enforcing agreements, and losses in the realizability of our assets. Adverse developments in any of the areas in which we do business could cause actual results to differ materially from historical and expected results. In addition, a significant portion of our raw material purchases and sales outside the United States are denominated in foreign currencies, and liabilities for non-U.S. operating expenses and income taxes are denominated in local currencies. Accordingly, reported sales, net earnings, cash flows and fair values have been and, in the future, will be affected by changes in foreign currency exchange rates. Our overall success as a global business depends, in part, upon our ability to succeed in differing legal, regulatory, economic, social and political conditions. We cannot assure you that we will implement policies and strategies that will be effective in each location where we do business.

The Company’s operations are dependent on the availability of raw materials and access to ore reserves at its mining operations. Increases in costs of raw materials, energy, or shipping could adversely affect our financial results.

The Company depends in part on having an adequate supply of raw materials for its manufacturing operations, particularly lime and carbon dioxide for the production of PCC, and magnesia and alumina for its refractory operations. Purchase prices and availability of these critical raw materials are subject to volatility. At any given time, we may be unable to obtain an adequate supply of these critical raw materials on a timely basis, on price and other terms, or at all. While most such raw materials are readily available, the Company has purchased approximately 55% of its magnesia requirements from sources in China over the past five years. The price and availability of magnesia have fluctuated in the past and they may fluctuate in the future. Price increases for certain other of our raw materials, including petrochemical products, as well as increases in energy prices, have also affected our business. Our production processes consume a significant amount of energy, primarily electricity, diesel fuel, natural gas and coal. We use diesel fuel to operate our mining and processing equipment and our freight costs are heavily dependent upon fuel prices and surcharges. Energy costs also affect the cost of raw materials. On a combined basis, these factors represent a large exposure to petrochemical and energy products which may be subject to significant price fluctuations. The contracts pursuant to which we construct and operate our satellite plants generally adjust pricing to reflect the pass-through of increases in costs resulting from inflation, including energy. However, there is a time lag before such price adjustments can be implemented. The Company and its customers will typically negotiate reasonable price adjustments in order to recover these escalating costs, but there can be no assurance that we will be able to recover increasing costs through such negotiations.

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

Operational Risks

The Company’s subsidiaries, BMI Oldco Inc. (f/k/a Barretts Minerals Inc.) (“Oldco”) and Barretts Ventures Texas LLC (together with Oldco, the “Chapter 11 Debtors”), have filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code to address and comprehensively resolve Oldco’s liabilities associated with talc.  Risks and uncertainties related to this filing could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

The Company and certain of the Company’s subsidiaries are among numerous defendants in over six hundred cases seeking damages for alleged exposure to asbestos-contaminated talc products sold by the Company’s subsidiary Oldco.  On October 2, 2023 (the “Petition Date”), notwithstanding the Company’s confidence in the safety of Oldco’s talc products, the Chapter 11 Debtors filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas (the “Chapter 11 Cases”) to address and comprehensively resolve Oldco’s liabilities associated with talc.  Minerals Technologies Inc. and the Company’s other subsidiaries were not included in the Chapter 11 filing.  In the second quarter of 2024, Oldco sold its talc assets under section 363 of the U.S. Bankruptcy Code. In addition, in the second quarter of 2024, the Company entered into a Debtor-in-Possession Credit Agreement with Oldco (the "DIP Credit Agreement") and recorded a provision for credit loss of $30 million for the maximum aggregate principal amount under such DIP Credit Agreement. Proceeds of the sale of Oldco's talc assets and funds drawn by Oldco under the DIP Credit Agreement will be used to fund the Chapter 11 Cases.  The Chapter 11 Debtors' ultimate goal in the Chapter 11 Cases is to confirm a plan of reorganization under Section 524(g) of the U.S. Bankruptcy Code and utilize this provision of the Bankruptcy Code to establish a trust that will address all current and future talc-related claims.  In January 2024, the Chapter 11 Debtors and Minerals Technologies Inc. commenced a court-approved mediation process with the Official Committee of Unsecured Creditors (appointed in the Chapter 11 Cases as the representative of current talc claimants) (the “Committee”) and the Future Claimants Representative (appointed in the Chapter 11 Cases as the representative of future talc claimants) regarding the terms of a potential consensual plan of reorganization and the ultimate amount to be contributed to any trust.  The mediation process is ongoing. During the pendency of the Chapter 11 Cases, the Company anticipates that the Chapter 11 Debtors will benefit from the operation of the automatic stay, which stays ongoing litigation in connection with talc-related claims against the Chapter 11 Debtors. In addition, subject to certain exceptions, the filing or continued prosecution of all talc-related claims against the Chapter 11 Debtors' non-debtor affiliates is temporarily stayed through April 15, 2025 (subject to further extensions), the date on which a hearing is scheduled on the status of the Chapter 11 Cases. The Chapter 11 Debtors have been deconsolidated from the Company’s financial statements since the Petition Date.

Although the Chapter 11 Cases are progressing, it is not possible at this time to predict how the Bankruptcy Court will rule on the Committee’s motion to dismiss the Chapter 11 Cases, the form of any ultimate resolution or when an ultimate resolution might occur. Accordingly, the amount that will be necessary to fully and finally resolve all of Oldco’s current and future talc-related claims in connection with a confirmed Chapter 11 plan of reorganization cannot be estimated at this time.  Several risks and uncertainties related to the Chapter 11 Cases could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows, including the ultimate amount necessary to be contributed to any trust established pursuant to Section 524(g) of the U.S. Bankruptcy Code, the potential for the Company’s talc-related exposure to extend beyond the Chapter 11 Debtors arising from claims by talc plaintiffs relating to the Company’s liability for talc claims, corporate veil piercing efforts or otherwise, any final resolution of the scope of the Pfizer indemnity, the ongoing costs of the Chapter 11 Cases, which may require additional funding from time to time, the cost and the length of time necessary to ultimately resolve the cases, either through settlement or as a result of litigation arising in connection with the Chapter 11 Cases, and the possibility that the Chapter 11 Debtors will be unsuccessful in attaining relief under Chapter 11.  Further, while the Company anticipates that the Chapter 11 Debtors will benefit from the operation of the automatic stay during the Chapter 11 proceedings, depending on the ultimate outcome of any of these litigation matters, the Company could in the future be required to pay significant amounts as a result of settlements or judgments, potentially in excess of liabilities accrued to date in respect of such matters. The resolution of, or recognition of additional liabilities in connection with, pending or future litigation could have a material adverse effect on the Company’s results of operations, cash flows and financial condition.

For a further discussion of the Chapter 11 Cases and Oldco's talc-related liabilities, see Note 17 to the Consolidated Financial Statements, included in this report.

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

The Company is currently a party in various litigation matters and tax and environmental proceedings and faces risks arising from various unasserted litigation matters, including product liability, patent infringement, antitrust claims, and claims for third-party property damage or personal injury stemming from alleged torts, including, as discussed elsewhere in this Report, a number of cases seeking damages for alleged exposure to asbestos-contaminated talc products sold by BMI Oldco. Any failure to appropriately manage safety, human health, product liability and environmental risks associated with the Company’s products and production processes could adversely impact the Company’s employees and other stakeholders, the Company’s reputation, and its results of operations, cash flows and financial condition. Public perception of the risks associated with the Company’s products and production processes could impact product acceptance and influence the regulatory environment in which the Company operates. Any unanticipated liability arising out of a current matter or proceeding, or from the other risks described above, could have a material adverse effect on the Company’s results of operations, cash flows and financial condition.

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

We use cybersecurity technologies, products, specialized IT tools and services including cyber threat intelligence and external cyber technology experts to understand, manage, mitigate and continually remediate identified risks. A cybersecurity incident may be detected in a number of ways, including through the following avenues: Security Operations Center (SOC) events, employee reports such as helpdesk incidents, and cybersecurity tool and service stacks (e.g., vulnerability detection, threat intelligence, anti-virus, and malware detection tools). All cybersecurity risks are logged into the Company’s cybersecurity risk register where they are tracked for remediation. These cybersecurity risks are discussed with management for resolution planning and escalation. We leverage recognized cybersecurity frameworks to drive strategic direction and maturity improvement and engage third party security experts for risk assessments, risk mitigation actions, vulnerability identification, and program enhancements.

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

Location	Facility	Product Line	Segment
United States
Alabama, Sandy Ridge	Plant; Mine	High-Temperature Technologies and Household & Personal Care	All Segments
Alabama, Selma	Satellite Plant	Specialty Additives	Consumer & Specialties
Arizona, Phoenix	Plant	Household & Personal Care	Consumer & Specialties
Arizona, Pima County (1)	Plant; Mine	Specialty Additives	Consumer & Specialties
Arkansas, Ashdown	Satellite Plant	Specialty Additives	Consumer & Specialties
California, Lucerne Valley	Plant; Mine	Specialty Additives	Consumer & Specialties
Connecticut, Canaan	Plant; Mine	Specialty Additives, High-Temperature Technologies	All Segments
Georgia. Cartersville	Plant	Environmental & Infrastructure	Engineered Solutions
Illinois, Belvidere	Plant	High-Temperature Technologies	Engineered Solutions
Illinois, Hoffman Estates (2)	Research Laboratories; Administrative office	All Company Products	All Segments
Indiana, Portage	Plant	High-Temperature Technologies	Engineered Solutions
Indiana, Troy	Plant	High-Temperature Technologies	Engineered Solutions
Iowa, Shell Rock	Plant	High-Temperature Technologies	Engineered Solutions
Kentucky, Wickliffe	Satellite Plant	Specialty Additives	Consumer & Specialties
Louisiana, Baton Rouge	Plant	High-Temperature Technologies	Engineered Solutions
Louisiana, Broussard	Administrative office	Environmental & Infrastructure	Engineered Solutions
Louisiana, Lafayette	Plant	Household & Personal Care	Consumer & Specialties
Louisiana, New Iberia (2)	Operations base	Environmental & Infrastructure	Engineered Solutions
Massachusetts, Adams	Plant; Mine	Specialty Additives	Consumer & Specialties
Michigan, Albion	Plant	High-Temperature Technologies	Engineered Solutions
Michigan, Quinnesec	Satellite Plant	Specialty Additives	Consumer & Specialties
Minnesota, Cloquet	Satellite Plant	Specialty Additives	Consumer & Specialties
Minnesota, International Falls	Satellite Plant	Specialty Additives	Consumer & Specialties
Mississippi, Aberdeen	Plant	Specialty Additives and Environmental & Infrastructure	All Segments
Missouri, Ste. Genevieve	Plant	Specialty Additives	Consumer & Specialties
Nebraska, Scottsbluff	Transportation terminal	All Company Products	Engineered Solutions
New York, New York (2)	Headquarters	All Company Products	Headquarters
New York, Ticonderoga	Satellite Plant	Specialty Additives	Consumer & Specialties
North Dakota, Gascoyne	Plant; Mine	High-Temperature Technologies, Environmental & Infrastructure and Household & Personal Care	All Segments
Ohio, Archbold	Plant	High-Temperature Technologies	Engineered Solutions
Ohio, Bryan	Plant	High-Temperature Technologies	Engineered Solutions
Ohio, Chillicothe	Satellite Plant	Specialty Additives	Consumer & Specialties
Ohio, Dover	Plant	High-Temperature Technologies	Engineered Solutions
Pennsylvania, Bethlehem	Administrative Office; Research Laboratories; Sales Offices	All Company Products	All Segments
Pennsylvania, Easton	Administrative Office; Research Laboratories; Plant; Sales Offices	All Company Products	All Segments
Pennsylvania, Slippery Rock	Plant; Sales Offices	High-Temperature Technologies	Engineered Solutions
Pennsylvania, York	Plant	High-Temperature Technologies and Household & Personal Care	All Segments

Location	Facility	Product Line	Segment
South Carolina, Eastover	Satellite Plant	Specialty Additives	Consumer & Specialties
Tennessee, Chattanooga	Plant	High-Temperature Technologies	Engineered Solutions
Tennessee, Dyersburg	Plant	Household & Personal Care	Consumer & Specialties
Texas, Houston (2)	Research Laboratories	Environmental & Infrastructure	Engineered Solutions
Texas, Houston (2)	Administrative Office	Environmental & Infrastructure	Engineered Solutions
Washington, Longview	Satellite Plant	Specialty Additives	Consumer & Specialties
Wisconsin, Neenah	Plant	High-Temperature Technologies	Engineered Solutions
Wisconsin, Superior	Satellite Plant	Specialty Additives	Consumer & Specialties
Wyoming, Colony	Plant; Mine	High-Temperature Technologies, Environmental & Infrastructure and Household & Personal Care	All Segments
Wyoming, Lovell	Plant; Mine	High-Temperature Technologies, Environmental & Infrastructure and Household & Personal Care	All Segments

Location	Facility	Product Line	Segment
International
Australia, Brisbane	Sales Office/Administrative Office	High-Temperature Technologies and Household & Personal Care	All Segments
Australia, Oak Flats (2)	Sales Office	High-Temperature Technologies	Engineered Solutions
Australia, Gurulmundi	Plant; Mine	High-Temperature Technologies and Household & Personal Care	All Segments
Australia, Perth (2)	Operations base	Environmental & Infrastructure	Engineered Solutions
Austria, Pucking	Sales Office/Administrative Office	Household & Personal Care	Consumer & Specialties
Austria, Rottersdorf	Plant	Household & Personal Care	Consumer & Specialties
Belgium, Brussels	Administrative Office	High-Temperature Technologies	Engineered Solutions
Brazil, Guaiba	Satellite Plant	Specialty Additives	Consumer & Specialties
Brazil, Jacarei	Satellite Plant	Specialty Additives	Consumer & Specialties
Brazil, Luiz Antonio	Satellite Plant	Specialty Additives	Consumer & Specialties
Brazil, Macae (2)	Operations base	Environmental & Infrastructure	Engineered Solutions
Brazil, Mucuri	Satellite Plant	Specialty Additives	Consumer & Specialties
Brazil, Sao Jose dos Campos	Sales Office /Administrative Office	Specialty Additives	Consumer & Specialties
Brazil, Suzano	Satellite Plant	Specialty Additives	Consumer & Specialties
Canada, Brantford, Ontario	Plant	Household & Personal Care	Consumer & Specialties
Canada, Lethbridge, Alberta	Plant	Household & Personal Care	Consumer & Specialties
Canada, Mississauga, Ontario	Administrative Office	Household & Personal Care	Consumer & Specialties
Canada, Pt. Claire	Administrative Office	Specialty Additives/High-Temperature Technologies	All Segments
Canada, St. Jerome, Quebec	Satellite Plant	Specialty Additives	Consumer & Specialties
Canada, Windsor, Quebec	Satellite Plant	Specialty Additives	Consumer & Specialties
China, Beihai	Satellite Plant	Specialty Additives	Consumer & Specialties
China, Beihai (New Yield) (4)	Satellite Plant	Specialty Additives	Consumer & Specialties
China, Beijing	Sales Office/Administrative Office	High-Temperature Technologies and Household & Personal Care	All Segments
China, Chao Yang, Liaoning	Plant; Mine	High-Temperature Technologies and Household & Personal Care	All Segments
China, Changshu	Satellite Plant	Specialty Additives	Consumer & Specialties
China, Dagang (3)	Satellite Plant	Specialty Additives	Consumer & Specialties
China, Henan	Satellite Plant	Specialty Additives	Consumer & Specialties
China, Rugao	Satellite Plant	Specialty Additives	Consumer & Specialties
China, Shandong	Satellite Plant	Specialty Additives	Consumer & Specialties
China, Shanghai	Administrative Office/Sales Office	Specialty Additives/High-Temperature Technologies	All Segments

Location	Facility	Product Line	Segment
China, Shouguang (3)	Satellite Plant	Specialty Additives	Consumer & Specialties
China, Suzhou	Plant	Environmental & Infrastructure	Engineered Solutions
China, Suzhou	Sales Office/Research Laboratories	Specialty Additives/High-Temperature Technologies	All Segments
China, Taian (4)	Satellite Plant	Specialty Additives	Consumer & Specialties
China, Tianjin	Plant; Mine; Research Laboratories	High-Temperature Technologies and Household & Personal Care	All Segments
China, Yanzhou	Satellite Plant	Specialty Additives	Consumer & Specialties
China, Zhejiang (4)	Satellite Plant	Specialty Additives	Consumer & Specialties
China, Zhumadian	Satellite Plant	Specialty Additives	Consumer & Specialties
Finland, Äänekoski	Satellite Plant	Specialty Additives	Consumer & Specialties
Finland, Tervakoski	Satellite Plant	Specialty Additives	Consumer & Specialties
France, Quimperle	Satellite Plant	Specialty Additives	Consumer & Specialties
France, Saillat Sur Vienne	Satellite Plant	Specialty Additives	Consumer & Specialties
Germany, Duisburg	Plant/Sales Office/Research Laboratories	High-Temperature Technologies	Engineered Solutions
Germany, Schongau	Satellite Plant	Specialty Additives	Consumer & Specialties
Netherlands, Hengelo	Plant/Administrative Office	High-Temperature Technologies	Engineered Solutions
India, Ballarshah (3)	Satellite Plant	Specialty Additives	Consumer & Specialties
India, Chennai	Plant	High-Temperature Technologies	Engineered Solutions
India, Dandeli	Satellite Plant	Specialty Additives	Consumer & Specialties
India, Erode	Satellite Plant	Specialty Additives	Consumer & Specialties
India, Gaganapur (3)	Satellite Plant	Specialty Additives	Consumer & Specialties
India, Kala Amb	Satellite Plant	Specialty Additives	Consumer & Specialties
India, Mukstar	Satellite Plant	Specialty Additives	Consumer & Specialties
India, Mumbai (2)	Sales Office /Administrative Office	Specialty Additives/High-Temperature Technologies	All Segments
India, Lalkuan	Satellite Plant	Specialty Additives	Consumer & Specialties
India, Rajahmundry	Satellite Plant	Specialty Additives	Consumer & Specialties
India, Rayagada (3)	Satellite Plant	Specialty Additives	Consumer & Specialties
India, Saila Khurd	Satellite Plant	Specialty Additives	Consumer & Specialties
India, Sirpur (4)	Satellite Plant	Specialty Additives	Consumer & Specialties
Indonesia, Jakarta (2)	Operations base	Environmental & Infrastructure	Engineered Solutions
Indonesia, Perawang (3)	Satellite Plant	Specialty Additives	Consumer & Specialties
Indonesia, Perawang 2 (3)	Satellite Plant	Specialty Additives	Consumer & Specialties
Ireland, Cork (2)	Plant; Administrative Office/ Research Laboratories	High-Temperature Technologies	Engineered Solutions
Italy, Brescia	Sales Office	High-Temperature Technologies	Engineered Solutions
Italy, Nave	Plant	High-Temperature Technologies	Engineered Solutions
Japan, Gamagori	Plant/Research laboratories	High-Temperature Technologies	Engineered Solutions
Japan, Shiraoi (3)	Satellite Plant	Specialty Additives	Consumer & Specialties
Japan, Tokyo	Sales/Administrative Office	High-Temperature Technologies	Engineered Solutions
Malaysia, Kemaman (2)	Operations base	Environmental & Infrastructure	Engineered Solutions
Malaysia, Labuan (2)	Operations base	Environmental & Infrastructure	Engineered Solutions
Malaysia, Puchong (2)	Sales Office/Administrative Office	Environmental & Infrastructure	Engineered Solutions
Malaysia, Sipitang	Satellite Plant	Specialty Additives	Consumer & Specialties
Netherlands, Moerdijk	Plant/Administrative Office	Household & Personal Care	Consumer & Specialties
Nigeria, Port Harcourt (2)	Operations base	Environmental & Infrastructure	Engineered Solutions

Location	Facility	Product Line	Segment
Poland, Kwidzyn	Satellite Plant	Specialty Additives	Consumer & Specialties
Poland, Szczytno	Plant	Environmental & Infrastructure	Engineered Solutions
Portugal, Figueira da Foz (3)	Satellite Plant	Specialty Additives	Consumer & Specialties
Slovakia, Bratislava	Administrative Office; Mine	Household & Personal Care	Consumer & Specialties
Slovakia, Kopernica	Plant	Household & Personal Care	Consumer & Specialties
Slovakia, Ruzomberok	Satellite Plant	Specialty Additives	Consumer & Specialties
South Africa, Johannesburg (2)	Sales Office/Administrative Office	High-Temperature Technologies and Specialty Additives	All Segments
South Africa, Merebank (3)	Satellite Plant	Specialty Additives	Consumer & Specialties
South Africa, Pietermaritzburg	Plant	High-Temperature Technologies	Engineered Solutions
South Korea, Yangbuk-Myeun, Kyeung-buk	Plant	High-Temperature Technologies and Household & Personal Care	All Segments
Spain, Santander	Administrative Office	High-Temperature Technologies	Engineered Solutions
Thailand, Laemchabang	Plant	High-Temperature Technologies and Household & Personal Care	All Segments
Thailand, Namphong	Satellite Plant	Specialty Additives	Consumer & Specialties
Thailand, Tha Toom (3)	Satellite Plant	Specialty Additives	Consumer & Specialties
Thailand, Tha Toom 2 (3)	Satellite Plant	Specialty Additives	Consumer & Specialties
Thailand, Wangnoi	Plant	Household & Personal Care	Consumer & Specialties
Turkey, Enez	Plant; Mine	High-Temperature Technologies, Environmental & Infrastructure and Household & Personal Care	All Segments
Turkey, Gebze	Plant/Research Laboratories	High-Temperature Technologies	Engineered Solutions
Turkey, Istanbul	Sales Office/Administrative Office	High-Temperature Technologies and Household & Personal Care	All Segments
Turkey, Kutahya	Plant	High-Temperature Technologies	Engineered Solutions
Turkey, Unye	Plant; Mine	Household & Personal Care	Consumer & Specialties
Turkey, Usak	Plant; Mine	Household & Personal Care	Consumer & Specialties
United Kingdom, Aberdeen (2)	Operations base	Environmental & Infrastructure	Engineered Solutions
United Kingdom, Birkenhead (2)	Research Laboratories	Environmental & Infrastructure	Engineered Solutions
United Kingdom, Lifford	Plant	Specialty Additives	Consumer & Specialties
United Kingdom, Rotherham	Plant/Sales Office	High-Temperature Technologies	Engineered Solutions
United Kingdom, Winsford	Plant/Research Laboratories	Household & Personal Care and High-Temperature Technologies	All Segments

(1)	This plant and quarry is leased to another company.
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

The Company relies on access to bentonite reserves to support our businesses. The Company has reserves of sodium and calcium bentonite at various locations in the U.S., including Wyoming, Montana, South Dakota, Nevada and Alabama, as well as in Australia, China, Slovakia and Turkey. Through the Company’s affiliations and joint ventures, the Company also has access to bentonite deposits in India and Mexico.  The Company owns or controls the properties on which the bentonite reserves are located through long-term leases, royalty agreements (including easement and right of way agreements) and patented and unpatented mining claims. No single or group of mining claims or leases is significant or material to the financial condition or operations of our Company or our segments. The majority of our current bentonite mining in the U.S. occurs on reserves where our rights to such reserves accrue to us through over 80 mining leases and royalty agreements and 2,000 mining claims. A majority of these are with private parties and located in South Dakota, Montana and Wyoming. The bentonite deposits underlying these claims and leases generally lie in parcels of land varying between 20 and 40 acres.

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

The local processing facilities are supported by bentonite clay supplied from 53 million tons of proven and probable reserves, comprised of leases (71%), unpatented claims (22%), and owned properties (7%).  The area operates under 12 mining permits covering approximately 100,000 acres, with active mining and future mineral reserves located within 35 miles of the Colony processing facilities.

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

The Lovell processing facility is supported by bentonite clay supplied from 34 million tons of proven and probable reserves, comprised of leases (12%), unpatented claims (44%), and owned properties (44%).  The area operates under 2 mining permits covering ~30,000 acres, with active mining and future mineral reserves located within 30 miles of the Lovell processing facilities.

The Bighorn Basin is a large sedimentary basin in northwestern Wyoming.  It is Laramide in age and trends northwest-southeast.  The bentonite clay in the Bighorn Basin is predominantly of the sodium type.  Mining occurs from 19 different bentonite beds occurring in 3 geologic formations – the Thermopolis shale, the Mowry shale, and the Frontier shale which were deposited during the Upper Cretaceous Period between 70 to 100 million years ago.   A back-cast method of mining is used whereby small pits are progressively opened and then quickly backfilled in succession as mining progresses along outcrops.  Most pits are reclaimed in the same year that they were first disturbed.

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

Operating Statistics

The following table sets forth the tons usage for the fiscal years 2024, 2023 and 2022 by major mineral category.

	2024	2023	2022
	Tons (000s)	Tons (000s)	Tons (000s)
Limestone
Adams, MA	298	401	315
Canaan, CT	674	641	562
Lucerne Valley, CA	1,262	1,267	1,202
Pima County, AZ	101	101	114
Total Limestone	2,335	2,410	2,193

Sodium Bentonite
Australia	61	39	69
Belle/Colony, WY/SD	1,540	1,253	1,109
Lovell, WY	760	681	629
Total Sodium Bentonite	2,361	1,973	1,807

Calcium Bentonite
Chao Yang, Liaoning, China	461	278	267
Nevada	1	1	1
Sandy Ridge, AL	104	96	98
Slovakia, Lutila	74	65	52
Turkey, Enez	188	168	172
Turkey, Usak	70	60	62
Turkey, Unye	386	368	331
Total Calcium Bentonite	1,284	1,036	983

Leonardite
Gascoyne, ND	41	75	31

GRAND TOTALS (1)	6,021	5,494	5,014

(1)
The Company also has mined, beneficiated and processed talc through its BMI Oldco Inc. (f/k/a Barretts Minerals Inc.) (“Oldco”) subsidiary in prior years. In the fourth quarter of 2023, Oldco filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code, and Oldco was deconsolidated from our consolidated financial statements. See Note 17 to the consolidated financial statements.

Proven and Probable Reserves

The following table sets forth the Company’s proven and probable reserves, as well as, the conversion factor for the conversion of in-situ materials to saleable products by major minerals category at December 31, 2024.

				Proven and Probable Reserves (1)(2) Tons (000s)
	Proven Reserves (1)(2) Tons (000s)	Probable Reserves (1)(2) Tons (000s)	Conversion Factor (%)	Owned	Unpatented (3)	Leased
Limestone
Adams, MA	6,483	913	56%	7,396	—	—
Canaan, CT	14,287	4,288	97%	18,575	—	—
Lucerne Valley, CA	26,420	7,399	95%	33,819	—	—
Pima County, AZ	6,327	—	90%	—	6,327	—
Total Limestone	53,517	12,600		59,790	6,327	—
				90%	10%	0%

Sodium Bentonite
Australia	—	952	80%	—	—	952
Belle/Colony, WY/SD	28,856	24,369	77%	3,399	11,869	37,957
Lovell, WY	29,968	4,217	87%	14,988	15,023	4,174
Other SD, WY, MT	43,117	29,714	77%	54,815	15,048	2,968
Total Sodium Bentonite	101,941	59,252		73,202	41,940	46,051
				45%	26%	29%
Calcium Bentonite
Chao Yang, Liaoning, China	140	379	78%	—	—	519
Nevada	—	1,054	75%	1,010	44	—
Sandy Ridge, AL	4,292	2,009	75%	1,839	—	4,462
Slovakia, Lutila	947	1,702	84%	—	—	2,649
Turkey, Enez	581	1,745	78%	—	—	2,326
Turkey, Usak	801	962	43%	—	—	1,763
Turkey, Unye	—	4,843	80%	—	—	4,843
Total Calcium Bentonite	6,761	12,694		2,849	44	16,562
				15%	—	85%
Leonardite
Gascoyne, ND	158	2,158	67%	—	2,158	158
				0%	93%	7%
Chromite
South Africa	2,113	1,001	75%	—	—	3,114
				0%	0%	100%

GRAND TOTALS	164,490	87,705		135,841	50,469	65,885
				54%	20%	26%

(1)	Certain definitions:
The term “mineral reserve” represents an estimate of tonnage and grade or quality of indicated and measured mineral resources that can be the basis of an economically viable project.
The term “proven mineral reserve” represents the economically mineable part of a measured mineral resource and can only result from conversion of a measured mineral resource.
The term “probable mineral reserve” represents the economically mineable part of an indicated and, in some cases a measured mineral resource.
(2)	Mineral reserves estimates were calculated and prepared by the Company’s in-house technical staff.
(3)	Quantity of reserves that would be owned if patent was granted.

Measured, Indicated and Inferred Resources

The following table sets forth the Company’s measured, indicated and inferred resources by major minerals category at December 31, 2024.

					Total Resources (1)(2) Tons (000s)
	Measured Resources (1)(2) Tons (000s)	Indicated Resources (1)(2) Tons (000s)	Measured and Indicated (1)(2) Resources Tons (000s)	Inferred (1)(2) Resources Tons (000s)	Owned	Unpatented (3)	Leased
Limestone
Adams, MA	24,416	1,350	25,766	14,649	40,415	—	—
Canaan, CT	15,503	21,063	36,566	3,798	40,364	—	—
Lucerne Valley, CA	24,825	22,373	47,198	8,394	55,592	—	—
Pima County, AZ	7,142	—	7,142	—	—	7,142	—
Total Limestone	71,886	44,786	116,672	26,841	136,371	7,142	—
					95%	5%	0%

Sodium Bentonite
Australia	—	1,220	1,220	—	—	—	1,220
Belle/Colony, WY/SD	9,407	6,902	16,309	94	556	8,137	7,710
Lovell, WY	410	57	467	2,952	1,075	2,217	127
Other SD, WY, MT	4,612	—	4,612	11,030	—	15,642	—
Total Sodium Bentonite	14,429	8,179	22,608	14,076	1,631	25,996	9,057
					4%	71%	25%
Calcium Bentonite
Chao Yang, Liaoning, China	—	200	200	345	—	—	545
Nevada	—	—	—	—	—	—	—
Sandy Ridge, AL	195	—	195	—	—	—	195
Slovakia, Lutila	—	4,113	4,113	1,892	—	—	6,005
Turkey, Enez	350	—	350	1,192	—	—	1,542
Turkey, Usak	580	229	809	2,749	—	—	3,558
Turkey, Unye	—	1,320	1,320	21,000	—	—	22,320
Total Calcium Bentonite	1,125	5,862	6,987	27,178	—	—	34,165
					0%	0%	100%
Leonardite
Gascoyne, ND	1,435	—	1,435	790	—	—	2,225
					0%	0%	100%
Chromite
South Africa	800	584	1,384	7,093	—	—	8,477
					0%	0%	100%
Other
Nevada	—	2,997	2,997	3,031	—	6,028	—
					0%	100%	0%

GRAND TOTALS	89,675	62,408	152,083	79,009	138,002	39,166	53,924
					60%	17%	23%

(1)	Certain definitions:
The term “mineral resource” indicates a concentration or occurrence of material of economic interest in or on the Earth’s crust in such form, grade or quality, and quantity that there are reasonable prospects for economic extraction.
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

Assuming the continuation of 2024 annualized usage rates, the Company has reserves of commercially usable sodium bentonite in excess of 50 years, commercially usable calcium bentonite for the next 15 years and commercially usable leonardite for more than 50 years.  At current usage levels, the Company has reserves in excess of 28 years at its limestone production facilities.

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

Name	Age	Position
Douglas T. Dietrich	55	Chairman of the Board and Chief Executive Officer
Erik C. Aldag	40	Senior Vice President, Finance and Treasury, and Chief Financial Officer
Brett Argirakis	60	Group President, Engineered Solutions
Michael A. Cipolla	67	Vice President, Corporate Controller and Chief Accounting Officer
Erin N. Cutler	37	Vice President, Human Resources
Jonathan J. Hastings	62	Senior Vice President, Strategy and M&A
Timothy J. Jordan	50	Vice President, General Counsel, Secretary and Chief Compliance Officer
D.J. Monagle, III	62	Group President, Consumer & Specialties

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

Holders

On February 7, 2025 there were approximately 186 holders of record of the common stock.

Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Dollar Value of Shares that May Yet be Purchased Under the Program
September 30 - October 27	44,182	$76.49	1,034,692	$4,233
Total	44,182	$76.49

October 28 - November 24	—	$—	—	$200,000,000
November 25 - December 31	34,934	$79.27	34,934	$197,230,926
Total	34,934	$79.27

On October 18, 2023, the Company’s Board of Directors authorized the Company’s management to repurchase, at its discretion, up to $75 million of the Company’s shares over a one-year period.  Over this program's one-year period, 1,034,692 shares have been repurchased for $75 million, or an average price of approximately $72.48 per share.  This program is now complete.

On October 16, 2024, the Company's Board of Directors authorized the Company's management to repurchase, at its discretion, up to $200 million of the Company's shares.  As of December 31, 2024, 34,934 shares have been repurchased under this program for $2.8 million, or an average price of approximately $79.27 per share. This authorization has no expiration date.

Performance Graph

The graph below compares Minerals Technologies Inc.’s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the S&P SmallCap 600 index, the Russell 2000 index and the Dow Jones US Basic Materials index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2019 to 12/31/2024.

	2019	2020	2021	2022	2023	2024
Minerals Technologies Inc.	$100.00	$108.19	$127.74	$106.37	$125.47	$134.81
S&P SmallCap 600	100.00	111.29	141.13	118.41	137.42	149.37
Russell 2000	100.00	119.96	137.74	109.59	128.14	142.93
Dow Jones US Basic Materials	100.00	118.32	151.20	139.75	155.14	146.90

The graph below compares Minerals Technologies Inc.’s cumulative 3-year total shareholder return on common stock with the cumulative total returns of the S&P SmallCap 600 index, the Russell 2000 index and the Dow Jones US Basic Materials index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2021 to 12/31/2024.

	2021	2022	2023	2024
Minerals Technologies Inc.	$100.00	$83.27	$98.22	$105.54
S&P SmallCap 600	100.00	83.90	97.37	105.84
Russell 2000	100.00	79.56	93.03	103.77
Dow Jones US Basic Materials	100.00	92.43	102.61	97.16

The graph below compares Minerals Technologies Inc.’s cumulative 1-year total shareholder return on common stock with the cumulative total returns of the S&P SmallCap 600 index, the Russell 2000 index and the Dow Jones US Basic Materials index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2023 to 12/31/2024.

	2023	2024
Minerals Technologies Inc.	$100.00	$107.45
S&P SmallCap 600	100.00	108.70
Russell 2000	100.00	111.54
Dow Jones US Basic Materials	100.00	94.69

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

Executive Summary

Worldwide sales decreased 2% in 2024 to $2.119 billion as compared with $2.170 billion in 2023.  Consolidated income from operations was $286.5 million, as compared with $171.8 million in the prior year.  Included in income from operations for 2024 was $11.3 million of litigation expenses incurred in connection with the bankruptcy of the Company’s subsidiaries, BMI Oldco Inc. (f/k/a Barretts Minerals Inc.) ("Oldco") and Barretts Ventures Texas LLC ("BVT" and together with Oldco, the "Chapter 11 Debtors").  In addition, in 2024, the Company entered into a Debtor-in-Possession Credit Agreement with Oldco (the "DIP Credit Agreement") which resulted in a $30.0 million provision for credit loss charge.  The Company also recorded a $12.3 million net gain on the sale of assets relating to a facility in the Engineered Solutions segment in 2024.  Included in income from operations in 2023 was a $71.7 million non-cash impairment charge for Oldco's fixed assets and $29.2 million of litigation expenses in connection with Oldco's bankruptcy filing and by Oldco to defend against and restore its reserve for claims associated with certain talc products.  In addition, the Company recorded $6.9 million of restructuring charges in 2023.  Net income was $167.1 million in 2024, as compared to $84.1 million in the prior year.  The Company reported diluted earnings of $5.17 per share in 2024 as compared with $2.58 per share in the prior year.

The Company refinanced its senior secured revolving credit facility and term loan in the fourth quarter of 2024, increasing the aggregate commitments under the revolving credit facility to $400 million and extending out maturities to 2029 for the revolving credit facility and 2031 for the term loan. In connection with the refinancing, the Company incurred $1.8 million of debt extinguishment expenses.

In 2024, the Company continued to deliver on its strategic growth initiatives driven by multi-year advancements in new product development, positioning in growth markets and geographies, geographic penetration and growth from acquisitions.

Our balance sheet continues to be strong.  Cash, cash equivalents and short-term investments were $337.1 million as of December 31, 2024.  Cash flow from operations for 2024 was $236.4 million.  The Company currently has more than $700 million of available liquidity, including cash on hand, as well as availability under its revolving credit facility. We believe these factors will allow us to meet our anticipated funding requirements. Our intention is to maintain a balanced approach to capital deployment, by using cash flow for investments in growth, returns to shareholders, and continued debt reduction.

Outlook

The Company will continue to focus on innovation and new product development and other opportunities for sales growth in 2025 from its existing businesses, as follows:

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

●	Continue to develop innovative applications for our bleaching earth products for edible oil and renewable fuel industries.
●	Develop new mineral-based solutions for personal care applications.
●	Increase our presence and market share globally for retinol delivery technology for personal care applications.
●	Expand our bentonite product solutions for animal health applications.
●	Increase our presence and market share in fabric care, including in emerging markets.

Engineered Solutions Segment

●	Increase our presence and gain penetration of our bentonite-based foundry solutions in emerging markets.
●	Deploy value-added formulations of refractory materials that not only reduce costs but improve performance.
●	Deploy our laser measurement technologies into new applications.
●	Expand our refractory maintenance model to other steel makers globally.
●
Continue the development and market penetration of our FLUORO-SORB® products which address PFAS contamination in soil, groundwater, drinking water sources, landfill leachate and wastewater treatment facilities.

●	Pursue opportunities for the expanded use of our products in environmental, building and construction, infrastructure, and oil and gas drilling and water treatment globally.
●	Increase our presence and market share for geosynthetic clay liners globally.

All Segments

●	Further operational excellence principles into all aspects of the organization, including system infrastructure and lean principles.
●	Continue to explore selective acquisitions to fit our competencies in minerals and our core technologies.

However, there can be no assurance that we will achieve success in implementing any one or more of these opportunities.

Results of Operations

Consolidated Income Statement Review

	Year Ended December 31,
(millions of dollars)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Net sales	$2,118.5	$2,169.9	$2,125.5	(2.4)%	2.1%
Cost of goods sold	1,570.8	1,662.8	1,660.5	(5.5)%	0.1%
Production margin	547.7	507.1	465.0	8.0%	9.1%
Production margin %	25.9%	23.4%	21.9%

Marketing and administrative expenses	209.2	206.0	192.1	1.6%	7.2%
Research and development expenses	23.0	21.2	20.4	8.5%	3.9%
Provision for credit losses	30.0	—	—	*	*
Restructuring and other items, net	—	6.9	—	*	*
Impairment of assets	—	71.7	—	*	*
Acquisition-related expenses	—	0.3	5.1	*	(94.1)%
Gain on sale of assets, net	(12.3)	—	—	*	*
Litigation expenses	11.3	29.2	32.6	(61.3)%	(10.4)%

Income from operations	286.5	171.8	214.8	66.8%	(20.0)%
Operating margin %	13.5%	7.9%	10.1%

Interest expense, net	(56.4)	(59.2)	(43.9)	(4.7)%	34.9%
Debt extinguishment expenses	(1.8)	—	(6.9)	*	*
Non-cash pension settlement charge	—	—	(3.5)	*	*
Other non-operating deductions, net	(4.7)	(4.9)	(3.8)	(4.1)%	28.9%
Total non-operating deductions, net	(62.9)	(64.1)	(58.1)	(1.9)%	10.3%

Income before tax and equity in earnings	223.6	107.7	156.7	107.6%	(31.3)%
Provision for taxes on income	59.4	23.7	32.1	150.6%	(26.2)%
Effective tax rate	26.6%	22.0%	20.5%

Equity in earnings of affiliates, net of tax	6.7	4.3	1.7	55.8%	152.9%

Consolidated net income	170.9	88.3	126.3	93.5%	(30.1)%
Less: Net income attributable to non-controlling interests	3.8	4.2	4.1	(9.5)%	2.4%
Net income attributable to Minerals Technologies Inc. (MTI)	$167.1	$84.1	$122.2	98.7%	(31.2)%

*	Not meaningful

Net Sales

	Year Ended December 31,
(millions of dollars)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
U.S.	$1,089.4	$1,144.0	$1,135.6	(4.8)%	0.7%
International	1,029.1	1,025.9	989.9	0.3%	3.6%
Total sales	$2,118.5	$2,169.9	$2,125.5	(2.4)%	2.1%

Consumer & Specialties Segment	$1,140.2	$1,160.2	$1,124.6	(1.7)%	3.2%
Engineered Solutions Segment	978.3	1,009.7	1,000.9	(3.1)%	0.9%
Total sales	$2,118.5	$2,169.9	$2,125.5	(2.4)%	2.1%

Worldwide net sales in 2024 decreased 2.4% from the previous year to $2,118.5 million.  Included in sales from the prior year were $40.6 million of sales related to Oldco, which was deconsolidated in the fourth quarter of 2023 and primarily impacted sales in the United States.  Net sales in the United States decreased 4.8% to $1,089.4 million in 2024 and represented 51.0% of consolidated net sales.  International sales increased 0.3% to $1,029.1 million in 2024 and represented 49.0% of consolidated net sales.

Worldwide net sales in 2023 increased 2.1% from the previous year to $2,169.9 million.  Net sales in the United States increased 0.7% to $1,144.0 million in 2023 and represented 53.0% of consolidated net sales. International sales increased 3.6% to $1,025.9 million in 2023 and represented 47.0% of consolidated net sales.

Operating Costs and Expenses

Consolidated cost of sales was $1,570.8 million, $1,662.8 million and $1,660.5 million in 2024, 2023 and 2022, respectively.  Production margin as a percentage of net sales was 25.9% in 2024, 23.4% in 2023 and 21.9% in 2022.  Production margin increased in 2024 primarily due to improved pricing, lower input costs and higher productivity.

Marketing and administrative costs were $209.2 million, $206.0 million and $192.1 million in 2024, 2023 and 2022, respectively.  Marketing and administrative costs as a percentage of net sales were 9.9% in 2024, 9.5% in 2023 and 9.0% in 2022.

Research and development expenses were $23.0 million, $21.2 million and $20.4 million in 2024, 2023 and 2022, respectively.  Research and development expenses as a percentage of net sales were 1.1% in 2024, 1.0% in 2023 and 1.0% in 2022.

In 2024, the Company recorded a $30.0 million provision for credit losses in connection with the DIP Credit Agreement.  In addition, the Company recorded litigation expenses of $11.3 million in connection with Oldco's bankruptcy filing.  The Company also recorded a $12.3 million net gain on sale of refractories manufacturing assets in China.

In 2023, the Company recorded a $71.7 million non-cash impairment charge relating to Oldco's fixed assets within the Consumer & Specialties segment, $6.9 million in restructuring costs to further streamline our cost structure as a result of organization efficiencies gained through our resegmentation, and $0.3 million of acquisition-related expenses.  In addition, the Company recorded $29.2 million of net litigation expenses in connection with Oldco’s bankruptcy and by Oldco to defend against and restore its reserve for claims associated with certain talc products.

In 2022, the Company recorded $32.6 million of litigation expenses relating to costs incurred to defend against, opportunistically settle, and establish a reserve for claims associated with certain talc products from Oldco.  In addition, the Company recorded a $5.1 million charge for acquisition-related expenses.

Income from Operations

During 2024, the Company recorded income from operations of $286.5 million, as compared with $171.8 million in the prior year.  Income from operations represented 13.5% of sales compared with 7.9% of sales in the prior year.  Income from operations in 2024 reflected a $30.0 million charge for a provision of credit losses in connection with the DIP Credit Agreement and $11.3 million of litigation expenses.  In addition, the Company recorded a $12.3 million net gain on sale of refractories manufacturing assets in China.

During 2023, the Company recorded income from operations of $171.8 million, as compared with $214.8 million in the prior year.  Income from operations represented 7.9% of sales compared with 10.1% of sales in the prior year.  Income from operations in 2023 reflected $78.6 million in impairment and restructuring charges and $29.2 million of net litigation expenses.

Non-Operating Income (Deductions)

The Company recorded non-operating deductions, net of $62.9 million in 2024 as compared with $64.1 million in the previous year.

Included in non-operating deductions was net interest expense of $56.4 million in 2024 as compared to $59.2 million in the prior year.  In addition, the Company recorded debt extinguishment expenses of $1.8 million related to the refinancing of its credit facilities in the fourth quarter of 2024.

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

Provision for Taxes on Income

Provision for taxes was $59.4 million, $23.7 million and $32.1 million in 2024, 2023 and 2022, respectively.  The effective tax rates were 26.6%, 22.0% and 20.5% during 2024, 2023 and 2022, respectively.

The higher effective tax rate in 2024 as compared to 2023 was primarily due to the expected credit loss in connection with the DIP Credit Agreement that the Company entered into with its subsidiary, Oldco.  Such credit loss is not currently deductible as the loans under such agreement are treated as an equity contribution for tax purposes.  The current expected credit loss may become fully deductible in a future period.  The timing of such deductibility is dependent on developments in the bankruptcy proceedings.

The higher effective tax rate in 2023 as compared to 2022 was primarily due to the impact of rate differentials related to foreign earnings indefinitely invested.

The other factors having the most significant impact on our effective tax rates in recent periods are percentage depletion, the Global Intangible Low-Tax Income provision ("GILTI"), Foreign-Derived Intangible Income (“FDII”), 162(m) disallowance, and the tax benefits on restructuring and impairment charges.

Percentage depletion allowances (tax deductions for depletion that may exceed our tax basis in our mineral reserves) are available to us under the income tax laws of the United States for operations conducted in the United States.  The tax benefits from percentage depletion were $10.0 million in 2024, $11.1 million in 2023 and $9.6 million in 2022.

The Company has elected, as its accounting policy, to treat the taxes due from GILTI as a current period expense when incurred. The net charge to the Company for GILTI was $1.5 million, $1.1 million and $3.5 million for 2024, 2023 and 2022, respectively.

We operate in various countries around the world that have tax laws, tax incentives and tax rates that are significantly different than those of the United States.  These differences combine to move our overall effective tax rate higher or lower than the United States statutory rate depending on the mix of income relative to income earned in the United States.  The effects of foreign earnings and the related foreign rate differentials resulted in increases of $10.5 million, $8.2 million and $3.8 million in 2024, 2023 and 2022, respectively.

In December 2021, as part of the Organization for Economic Co-operation and Development’s (“OECD”) Inclusive Framework, 140 member countries agreed to the implementation of the Pillar Two Global Minimum Tax (“Pillar 2”).  The Company began implementation of the Pillar 2 Model Rules in the first quarter of 2024.  The Company continues to assess the effect of the Pillar 2 rules in all jurisdictions and does not expect that Pillar 2 will have a material impact on its consolidated financial statements.

Consolidated Net Income Attributable to MTI Shareholders

Consolidated net income was $170.9 million in 2024 and included a $31.7 million charge, net of tax.  This charge consisted of a provision for credit loss and litigation expenses, offset by a gain on a sale of assets.

Consolidated net income was $88.3 million in 2023 and included a $85.8 million charge, net of tax.  This charge consisted of impairment of assets, litigation expenses, restructuring and acquisition-related expenses.

Segment Review

The following discussions highlight the operating results for each of our two segments.

Consumer & Specialties Segment

	Year Ended December 31,
(millions of dollars)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022

Net Sales
Household & Personal Care	$530.0	$517.6	$476.2	$12.4	$41.4
Specialty Additives	610.2	642.6	648.4	(32.4)	(5.8)
Total net sales	$1,140.2	$1,160.2	$1,124.6	$(20.0)	$35.6

Income from operations	$165.5	$41.6	$79.0	$123.9	$(37.4)
% of net sales	14.5%	3.6%	7.0%

2024 v 2023

Net sales in the Consumer & Specialties segment decreased 1.7% to $1,140.2 million, as compared with $1,160.2 million in the prior year.  Household & Personal Care sales increased 2.4% to $530.0 million from $517.6 million the prior year. This increase was primarily driven by strong demand for our pet litter products in all regions and growth in other high-margin consumer-oriented products.  Specialty Additives sales decreased 5.0% to $610.2 million from $642.6 million primarily as a result of the deconsolidation of Oldco in the fourth quarter of 2023.  Included in Specialty Additives' sales from the prior year were $40.6 million of sales related to Oldco.

Income from operations was $165.5 million in 2024, as compared to $41.6 million in 2023.  In 2023, the Company recorded a $71.7 million non-cash impairment of Oldco's fixed assets and litigation expenses of $29.2 million in connection with Oldco's bankruptcy filing and by Oldco to defend against and restore its reserve for claims associated with certain talc products.

2023 v 2022

Net sales in the Consumer & Specialties segment increased 3.2% to $1,160.2 million, as compared with $1,124.6 million in the prior year.  Household & Personal Care sales increased 8.7% to $517.6 million from $476.2 million in the prior year.  This increase was primarily driven by strong demand for our pet litter products in all regions and growth in other high-margin consumer-oriented products.  Specialty Additives sales decreased 0.9% to $642.6 million from $648.4 million primarily as a result of the deconsolidation of Oldco in the fourth quarter of 2023.  Sales for Oldco in the fourth quarter of 2022 were $12.0 million.

Income from operations was $41.6 million in 2023, as compared to $79.0 million in 2022.  In 2023, the Company recorded a $71.7 million non-cash impairment of assets related to Oldco.  In addition, litigation expenses of $29.2 million and $32.6 million were recorded in 2023 and 2022, respectively, relating to Oldco.

Engineered Solutions Segment

	Year Ended December 31,
(millions of dollars)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022

Net Sales
High-Temperature Technologies	$713.2	$720.9	$702.5	$(7.7)	$18.4
Environmental & Infrastructure	265.1	288.8	298.4	(23.7)	(9.6)
Total net sales	$978.3	$1,009.7	$1,000.9	$(31.4)	$8.8

Income from operations	$174.0	$147.8	$147.1	$26.2	$0.7
% of net sales	17.8%	14.6%	14.7%
2024 v 2023

Net sales in the Engineered Solutions segment decreased 3.1% to $978.3 million, as compared with $1,009.7 million in the prior year.  High-Temperature Technologies sales decreased 1.1% to $713.2 million, as compared with $720.9 million in the prior year.  This decrease was driven by softer demand in some industrial end markets.  Environmental & Infrastructure sales decreased 8.2% to $265.1 million, as compared with $288.8 million in the prior year as a result of low levels of project activity.

Income from operations was $174.0 million and 17.8% of sales, as compared with $147.8 million and 14.6% of sales in the prior year.  Included in income from operations for 2024 is a $12.3 million net gain on sale of assets.  Included in income from operations for 2023 are $3.2 million of restructuring expenses.

2023 v 2022

Net sales in the Engineered Solutions segment increased 0.9% to $1,009.7 million, as compared with $1,000.9 million in the prior year. High-Temperature Technologies sales increased 2.6% to $720.9 million, as compared with $702.5 million in the prior year.  This increase was driven by strong demand in the North America market and volume recovery in China. Environmental & Infrastructure decreased 3.2% to $288.8 million, as compared with $298.4 million in the prior year.  This decrease is a result of weak commercial construction activity in 2023.

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

Liquidity and Capital Resources

Cash provided from continuing operations in 2024 was $236.4 million, compared with $233.6 million in prior year. Cash flows provided from operations in 2024 were principally used to fund capital expenditures, repay debt, repurchase shares and to pay the Company’s dividend to common shareholders. The Company’s intention is to use cash flow for investments in growth, returns to shareholders, and continued debt reduction.

On November 26, 2024, the Company, entered into a Refinancing Facility Agreement and Incremental Facility Amendment (the “Amendment”) to amend the Company's previous credit agreement (the "Previous Credit Agreement; the previous credit agreement, as amended by the Amendment, being the "Amended Credit Agreement"). The Amendment provides for, among other things, a new senior secured revolving credit facility with aggregate commitments of $400 million (the “Revolving Facility”), a portion of which may be used for the issuance of letters of credit and swingline loans, and a new senior secured term loan facility with aggregate commitments of $575 million (the “Term Loan Facility” and, together with the Revolving Facility, the "Senior Secured Credit Facilities"). The Revolving Facility and the Term Loan Facility replace the facilities under the Previous Credit Agreement, which provided for, among other things, a $550 million senior secured term loan facility and a $300 million senior secured revolving credit facility. The maturity date for loans and commitments under the Revolving Facility is November 26, 2029, and the maturity date for loans under the Term Loan Facility is November 26, 2031; provided that the maturity dates of the Revolving Facility and the Term Loan Facility will be adjusted to the date that is 91 days prior to the stated maturity date of the Company’s 5.0% Senior Notes due 2028 (the “Notes”) unless, prior to the date that is 91 days prior to the stated maturity date of the Notes, all amounts in excess of $50 million of the Notes have been either (a) refinanced with indebtedness permitted under the Amended Credit Agreement maturing later than 90 days after the scheduled maturity date of the Revolving Facility or of the Term Loan Facility, as applicable, or (b) repaid, discharged or repaid (other than with the proceeds of any indebtedness maturing earlier than 91 days after the scheduled maturity date of the Revolving Facility or of the Term Loan Facility, as applicable).  Loans under the Term Loan Facility amortize at a rate equal to 1.00% per annum, payable in equal quarterly instalments, and were issued with original issue discount at 99.875% of par.

Loans under the Revolving Facility will bear interest at a rate equal to (a) for loans denominated in U.S. dollars, at the election of the Company, Term SOFR plus an applicable margin equal to 1.375% per annum or a base rate plus an applicable margin equal to 0.375% per annum, (b) for loans denominated in Euros, adjusted EURIBOR plus an applicable margin equal to 1.375% per annum and (c) for loans denominated in Pounds Sterling, SONIA plus an applicable margin equal to 1.375% per annum, subject in each case to (i) an increase of 37.5 basis points in the event that, and for so long as, the Net Leverage Ratio (as defined in the Amended Credit Agreement) is greater than or equal to 3.00 to 1.00 as of the last day of the preceding fiscal quarter, (ii) an increase of 12.5 basis points in the event that, and for so long as, the Net Leverage Ratio is less than 3.00 to 1.00 and greater than or equal to 2.00 to 1.00 as of the last day of the preceding fiscal quarter and (iii) a decrease of 12.5 basis points in the event that, and for so long as, the Net Leverage Ratio is less than 1.00 to 1.00 as of the last day of the preceding fiscal quarter.  Loans under the Term Loan Facility will bear interest at a rate equal to, at the election of the Company, Term SOFR plus an applicable margin equal to 2.00% per annum or a base rate plus an applicable margin equal to 1.00% per annum.  The Company will pay certain fees under the Amended Credit Agreement, including (a) a commitment fee of 0.175% per annum on the undrawn portion of the Revolving Facility (subject to a step-ups to 0.300% and 0.250% and a step-down to 0.150% at the same levels described above), (b) a fronting fee of 0.125% per annum on the average daily undrawn amount of, plus unreimbursed amounts in respect of disbursements under, letters of credit issued under the Revolving Facility and (c) customary annual administration fees. The obligations of the Company under the Senior Secured Credit Facilities are unconditionally guaranteed jointly and severally by, subject to certain exceptions, all material domestic subsidiaries of the Company (the “Guarantors”) and secured, subject to certain exceptions, by a security interest in substantially all of the tangible and intangible assets of the Company and the Guarantors.

In the fourth quarter of 2024, the Company recorded $1.8 million in non-cash debt extinguishment expenses related to the refinancing of our credit facilities, which represents the difference between the redemption payment and the carrying value of the debt at the refinancing date. All lenders under the previous facility were repaid in full.

As of December 31, 2024, there were $4.5 million in loans and $9.1 million in letters of credit outstanding under the Revolving Facility.

On June 30, 2020, the Company issued $400 million aggregate principal amount of Notes. The Notes were issued pursuant to an indenture, dated as of June 30, 2020, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Indenture”).  The Notes bear an interest rate of 5.0% per annum payable semi-annually on January 1 and July 1 of each year, beginning on January 1, 2021.  The Notes are unconditionally guaranteed on a senior unsecured basis by each of the Company’s existing and future wholly owned domestic restricted subsidiaries that is a borrower under or that guarantees the Company’s obligations under its Senior Secured Credit Facilities or that guarantees the Company’s or any of the Company’s wholly owned domestic subsidiaries’ long-term indebtedness in an aggregate amount in excess of $50 million.

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

The Amended Credit Agreement and the Indenture both contain certain customary affirmative and negative covenants that limit or restrict the ability of the Company and its restricted subsidiaries to enter into certain transactions or take certain actions, as well as customary events of default. In addition, the Amended Credit Agreement contains a financial covenant that requires the Company to maintain a maximum Net Leverage Ratio of 4.00 to 1.00 for each four fiscal quarter period (subject to an increase to 5.00 to 1.00 for four quarters in connection with certain significant acquisitions).

The Company has a committed loan facility in Japan. As of December 31, 2024, there was an outstanding balance of $0.9 million on this facility.  Principal will be repaid in accordance with the payment schedule ending in 2026.  The Company repaid $0.4 million on these loans in 2024.

As part of the Concept Pet acquisition, the Company assumed $1.9 million in long-term debt, recorded at fair value, consisting of two terms loans, one that matures in 2025 and one that matures in 2027.  Both loans have annual payments and carry a variable interest rate.  The Company repaid $0.3 million on these loans during 2024.

As of December 31, 2024, the Company had $24.3 million in uncommitted short-term bank credit lines, $0.6 million of which were in use. The credit lines are primarily outside the U.S. and are generally one year in term at competitive market rates at large, well-established institutions.  The Company typically uses its available credit lines to fund working capital requirements or local capital spending needs.  We anticipate that capital expenditures for 2025 should be between $90 million and $100 million, principally related to opportunities to improve our operations and meet our strategic growth objectives. We expect to meet our other long-term financing requirements from internally generated funds and committed and uncommitted bank credit lines.

In the second quarter of 2023, the Company entered into a floating to fixed interest rate swap for a notional amount of $150 million.  The fair value of this instrument as of December 31, 2024 is an asset of $0.3 million.

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

On October 18, 2023, the Company’s Board of Directors authorized the Company’s management to repurchase, at its discretion, up to $75 million of the Company’s shares over a one-year period.  Over this program's one-year period, 1,034,692 shares have been repurchased under this program for $75 million, or an average price of approximately $72.48 per share.  This program is now complete.

On October 16, 2024, the Company's Board of Directors authorized the Company's management to repurchase, at its discretion, up to $200 million of the Company's shares.  As of December 31, 2024, 34,934 shares have been repurchased under this program for $2.8 million, or an average price of approximately $79.27 per share. This authorization has no expiration date.

On January 22, 2025, the Company’s Board of Directors declared a regular quarterly dividend on its common stock of $0.11 per share.  No dividend will be payable unless declared by the Board and unless funds are legally available for payment thereof.

The Company and certain of the Company’s subsidiaries are among numerous defendants in over six hundred cases seeking damages for alleged exposure to asbestos-contaminated talc products sold by the Company’s subsidiary Oldco. The Company’s position is that these cases are meritless and all talc products sold by Oldco are safe. On October 2, 2023 (the “Petition Date”), notwithstanding the Company’s confidence in the safety of Oldco’s talc products, the Chapter 11 Debtors filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas (the “Chapter 11 Cases”) to address and comprehensively resolve Oldco’s liabilities associated with talc. Minerals Technologies Inc. and the Company’s other subsidiaries were not included in the Chapter 11 filing. In the second quarter of 2024, Oldco sold its talc assets under section 363 of the U.S. Bankruptcy Code. In addition, in the second quarter of 2024, the Company entered into a Debtor-in-Possession Credit Agreement with Oldco (the "DIP Credit Agreement") and recorded a provision for credit loss of $30 million for the maximum principal amount under such DIP Credit Agreement. Proceeds of the sale of Oldco's talc assets, as well as the funds drawn by Oldco under the DIP Credit Agreement, will be used to fund the Chapter 11 Cases.  The Chapter 11 Debtors' ultimate goal in the Chapter 11 Cases is to confirm a plan of reorganization under Section 524(g) of the U.S. Bankruptcy Code and utilize this provision of the Bankruptcy Code to establish a trust that will address all current and future talc-related claims.  In January 2024, the Chapter 11 Debtors and Minerals Technologies Inc. commenced a court-approved mediation process with the Official Committee of Unsecured Creditors (appointed in the Chapter 11 Cases as the representative of current talc claimants) and the Future Claimants Representative (appointed in the Chapter 11 Cases as the representative of future talc claimants) regarding the terms of a potential consensual plan of reorganization and the ultimate amount to be contributed to any trust.  The mediation process is ongoing. During the pendency of the Chapter 11 Cases, the Company anticipates that the Chapter 11 Debtors will benefit from the operation of the automatic stay, which stays ongoing litigation in connection with talc-related claims against Oldco. In addition, subject to certain exceptions, the filing or continued prosecution of all talc-related claims against Oldco’s non-debtor affiliates is temporarily stayed through April 15, 2025 (subject to further extensions), the date on which a hearing is scheduled on the status of the Chapter 11 Cases. The Chapter 11 Debtors have been deconsolidated from the Company’s financial statements since the Petition Date. Although the Chapter 11 Cases are progressing, it is not possible to predict the form of any ultimate resolution or when an ultimate resolution might occur at this time. Accordingly, the amount that will be necessary to fully and finally resolve all of the Chapter 11 Debtors' current and future talc-related claims in connection with a confirmed Chapter 11 plan of reorganization cannot be estimated with certainty at this time.  See Note 17 to the consolidated financial statements included in this report for more information.

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

In most of our PCC contracts, the price per ton is based upon the total number of tons sold to the customer during the year. Under those contracts, the price billed to the customer for shipments during the year is based on periodic estimates of the total annual volume that will be sold to the customer. Revenues are adjusted at the end of each year to reflect the actual volume sold. There were no significant revenue adjustments in the fourth quarter of 2024 and 2023, respectively. We have consignment arrangements with certain customers in our Engineered Solutions segment.  Revenues for these transactions are recorded when the consigned products are consumed by the customer.

Allowance for Credit Losses

The allowance for credit losses (ACL) is management's estimate of the current expected credit losses at the balance sheet date.  Our credit exposure includes an unfunded load commitment.  For this exposure, we recognized an ACL associated with the unfunded amount, which is reported as a liability in accrued expenses and other current liabilities on our consolidated balance sheet.

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

The Company has two reporting units; Consumer & Specialties and Engineered Solutions. We identify our reporting units by assessing whether the components of our operating segments constitute businesses for which discrete financial information is available, and management regularly reviews the operating results of those components.  In the fourth quarter of 2024, the Company performed a qualitative assessment of each of its reporting units and determined it was not more likely than not that the fair value of any of its reporting units was less than their carrying values.

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

Deferred tax liabilities represent the amount of income taxes payable in future periods.  Such liabilities arise because of temporary differences between the financial reporting and tax bases of assets and liabilities.  Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years.  Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating losses.  We evaluate the recoverability of these future tax deductions by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences and forecasted operating earnings.  These sources of income inherently rely heavily on estimates. We use our historical experience and business forecasts to provide insight.  The amount recorded for the net deferred tax liability was $115.7 million and $123.3 million at December 31, 2024 and 2023, respectively.

The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time. As such, changes in our subjective assumptions and judgments can materially affect the amounts recognized in the consolidated balance sheets and statements of operations. See Note 8 to the Consolidated Financial Statements for additional details on our uncertain tax positions.

Pension Benefits

We sponsor pension and other retirement plans in various forms covering the majority of employees who meet eligibility requirements.  Several statistical and actuarial models which attempt to estimate future events are used in calculating the expense and liability related to the plans.  These models include assumptions about the discount rate, expected return on plan assets and the rate of future compensation increases as determined by us, within certain guidelines.  Our assumptions reflect our historical experience and management’s best judgment regarding future expectations.  In addition, our actuarial consultants also use subjective factors such as withdrawal and mortality rates to estimate these assumptions.  The actuarial assumptions used by us may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates, or longer or shorter life spans of participants, among other things.

The investment strategy for pension plan assets is to maintain a broadly diversified portfolio designed to both preserve and grow plan assets to meet future plan obligations. The Company’s average rate of return on assets from inception through December 31, 2024 was approximately 9%.  The Company’s assets are strategically allocated among equity, debt and other investments to achieve a diversification level that dampens fluctuations in investment returns.  The Company’s long-term investment strategy is an investment portfolio mix of approximately 55%-65% in equity securities, 30%-35% in fixed income securities and 0%-15% in other securities.  As of December 31, 2024, the Company had approximately 55% of its pension assets in equity securities, 33% in fixed income securities and 12% in other securities.

The Company recognized pension expense of $1.9 million in 2024 as compared to $5.7 million in 2023.  Accounting guidance on retirement benefits requires companies to discount future benefit obligations back to today’s dollars using a discount rate that is based on high-quality fixed-income investments.  A decrease in the discount rate increases the pension benefit obligation, while an increase in the discount rate decreases the pension benefit obligation.  This increase or decrease in the pension benefit obligation is recognized in Accumulated other comprehensive income (loss) and subsequently amortized into earnings as an actuarial gain or loss.  The guidance also requires companies to use an expected long-term rate of return on plan assets for computing current year pension expense.  Differences between the actual and expected returns are also recognized in Accumulated other comprehensive income (loss) and subsequently amortized into earnings as actuarial gains and losses.  At the end of 2024, total actuarial losses recognized in Accumulated other comprehensive loss for pension plans were $1.3 million as compared to $32.1 million in 2023.

A net gain of $40.6 million ($30.6 million after-tax) primarily due to actuarial gains, driven by a change in discount rates is included in other comprehensive income in 2024. In 2023, a net gain of $7.6 million ($5.6 million after-tax) was recorded in other comprehensive income, primarily due to actuarial gains, driven by a change in discount rates. In 2022, a net gain of $46.3 million ($35.3 million after-tax) was recorded in other comprehensive income, primarily due to a change in discount rates.

Actuarial losses for pensions will be impacted in future periods by actual asset returns, discount rate changes, actual demographic experience and other factors that impact these expenses.  These losses, reported in Accumulated other comprehensive income (loss), will generally be amortized as a component of net periodic benefit cost on a straight-line basis over the average remaining service period of active employees expected to receive benefits under the benefit plans.  At the end of 2024, the average remaining service period of active employees or life expectancy for fully eligible employees was 9 years.

For a detailed discussion on the application of these and other accounting policies, see “Summary of Significant Accounting Policies” in Note 1 to the Consolidated Financial Statements. This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report.

Recently Issued Accounting Standards

Changes to accounting principles generally accepted in the United States of America (U.S. GAAP) are established by the Financial Accounting Standards Board (FASB) in the form of accounting standards updates (ASUs) to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have a minimal impact on our consolidated financial position and results of operations.

Adoption of Segment Reporting (Topic 280):  Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280):  Improvements to Reportable Segment Disclosures”, which requires entities to report incremental information about significant segment expenses included in a segment’s profit or loss measure, as well as the name and title of the chief operating decision maker.  The guidance also requires interim disclosures related to reportable segment profit or loss and assets that had previously only been disclosed annually.  The new standard is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2023.  The Company adopted this guidance on January 1, 2024 and updated the disclosures contained in Note 21.  This guidance did not impact the Company's consolidated financial statements.

Income Taxes (Topic 740):  Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740):  Improvements to Income Tax Disclosures”, that requires entities to disclose additional information about federal, state, and foreign income taxes primarily related to the income tax rate reconciliation and income taxes paid.  The new standard also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities.  The new standard is effective for interim and annual periods beginning on or after December 15, 2024.   The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements but will result in disaggregation of the Company's tax footnote.

Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40):  Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40):  Disaggregation of Income Statement Expenses”, that requires entities to disclose additional information in the notes to the financial statements about prescribed categories underlying any relevant income statement expense caption.  The new standard is effective for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

We manage our foreign currency exchange risk in part through operational means, including managing the same currency revenues versus same currency costs, as well as, same currency assets versus same currency liabilities.  We also have subsidiaries with the same currency exposures which may offset each other, providing a natural hedge against one another’s currency risk.  When appropriate, we enter into derivative financial instruments, such as forward exchange contracts and cross currency interest rate swaps, to mitigate the impact of foreign exchange rate movements on our operating results.  The counterparties are major financial institutions.  Such forward exchange contracts would not subject us to additional risk from the exchange rate because gains and losses on these contracts would offset losses and gains on the assets, liabilities, and transactions being hedged.

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

Interest Rate Sensitivity

A portion of our long-term bank debt bears interest at variable rates (see Note 15 to the Consolidated Financial Statements) and our results of operations would be affected by interest rate changes to such bank debt outstanding.  The Company utilizes interest rate swaps to limit exposure to market fluctuations on floating-rate debt.  In the second quarter of 2023, the Company entered into a floating to fixed interest rate swap for a notional amount of $150 million.  The fair value of this instrument as of December 31, 2024 is an asset of $0.3 million.  An immediate 10% increase in the interest rates would not have a material effect on our results of operations over the next fiscal year.  A one percentage point change in interest rates would cost $4.3 million in incremental interest charges on an annual basis.

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

In addition, in 2024, our credit exposure included an unfunded loan commitment in connection with the DIP Credit Agreement.  As a result, the Company recorded a provision for credit loss of $30 million in the second quarter of 2024 (see Note 17 to the Consolidated Financial Statements).

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, and under the supervision and with participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024.

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

Changes in Internal Control Over Financial Reporting

There were no other changes in the Company’s internal control over financial reporting during the fourth fiscal quarter of 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

During the three months ended December 31, 2024, none of our directors or executive officers adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information concerning the Company’s Board of Directors required by this item is incorporated herein by reference to the Company’s Proxy Statement, under the captions “The Board of Directors”, “Proposal 1- Election of Directors”, “Corporate Governance” and “Committees of the Board of Directors”.

The Board has established a code of ethics for the Chief Executive Officer, the Chief Financial Officer, and the Chief Accounting Officer entitled “Code of Ethics for the Senior Financial Officers,” which is available on our website, www.mineralstech.com, by clicking the links entitled Our Company, then Corporate Governance and then Policies and Charters. The Company has adopted an insider trading policy governing the purchase, sale and other dispositions of its securities by directors, officers, employees and certain other insiders, and the Company itself, that is reasonably designed to promote compliance with insider trading laws, rules and regulations and any applicable listing standards. Additional information regarding such policy is set forth in the Company’s Proxy Statement, under the caption “Compensation Discussion and Analysis—Other Policies and Practices—Trading Controls and Hedging Transaction”, and incorporated herein by reference.

See “Information About Our Executive Officers” in Part I of this report for information regarding executive officers of the Company.

Item 11.  Executive Compensation

The information appearing in the Company’s Proxy Statement under the captions “Compensation Discussion and Analysis,” “Report of the Compensation Committee”, “Executive Compensation” and “Compensation Tables and Narrative” is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information appearing in the Company’s Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of December 31, 2024. All of our equity compensation plans have been approved by our stockholders. All outstanding awards relate to our common stock.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,624,430	$65.06	1,419,611

Total	1,624,430	$65.06	1,419,611

(1)	Includes shares issuable upon exercise of outstanding stock options and shares issuable upon vesting of time-based deferred restricted stock units (DRSUs).
(2)	The weighted-average exercise price includes all outstanding stock options but does not include DRSUs which do not have an exercise price.

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

1.
Financial Statements. The following Consolidated Financial Statements of Mineral Technologies Inc. and subsidiary companies and Reports of Independent Registered Public Accounting Firm are set forth on pages F-2 to F-41.

Consolidated Balance Sheets as of December 31, 2024 and 2023
Consolidated Statements of Income for the years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2024, 2023 and 2022
Notes to the Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm
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

10.1
Asset Purchase Agreement, dated as of September 28, 1992, by and between Specialty Refractories Inc. and Quigley Company Inc. (Incorporated by reference to the exhibit so designated filed with the Company’s Registration Statement on Form S-1 (Registration No. 33-51292), originally filed on August 25, 1992)

10.1(a)
Agreement dated October 22, 1992 between Specialty Refractories Inc. and Quigley Company Inc., amending Exhibit 10.1 (Incorporated by reference to the exhibit so designated filed with the Company’s Registration Statement on Form S-1 (Registration No. 33-59510), originally filed on March 15, 1993)

10.1(b)
Letter Agreement dated October 29, 1992 between Specialty Refractories Inc. and Quigley Company Inc., amending Exhibit 10.1 (Incorporated by reference to the exhibit so designated filed with the Company’s Registration Statement on Form S-1 (Registration No. 33-59510), originally filed on March 15, 1993)

10.2
Reorganization Agreement, dated as of September 28, 1992, by and between the Company and Pfizer Inc. (Incorporated by reference to the exhibit so designated filed with the Company’s Registration Statement on Form S-1 (Registration No. 33-51292), originally filed on August 25, 1992)

10.3
Asset Contribution Agreement, dated as of September 28, 1992, by and between Pfizer Inc. and Specialty Minerals Inc. (Incorporated by reference to the exhibit so designated filed with the Company’s Registration Statement on Form S-1 (Registration No. 33-51292), originally filed on August 25, 1992)

10.4
Asset Contribution Agreement, dated as of September 28, 1992, by and between Pfizer Inc. and Barretts Minerals Inc. (Incorporated by reference to the exhibit so designated filed with the Company’s Registration Statement on Form S-1 (Registration No. 33-51292), originally filed on August 25, 1992)

10.4(a)
Agreement dated October 22, 1992 between Pfizer Inc, Barretts Minerals Inc. and Specialty Minerals Inc., amending Exhibits 10.3 and 10.4 (Incorporated by reference to the exhibit so designated filed with the Company’s Registration Statement on Form S-1 (Registration No. 33-59510), originally filed on March 15, 1993)

10.5
Employment Agreement, dated December 13, 2016, between the Company and Douglas T. Dietrich (Incorporated by reference to exhibit 10.1 filed with the Company’s Current Report on Form 8-K (file no. 001-11430) filed on December 16, 2016) (+)

10.5(a)
First Amendment to Employment Agreement, dated April 15, 2021, between the Company and Douglas T. Dietrich (Incorporated by reference to exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q (file no. 001-11430) for the quarter ended April 4, 2021) (+)

10.6
Form of Employment Agreement between the Company and each of Erik C. Aldag, Brett Argirakis, Michael A. Cipolla, Erin N. Cutler, Jonathan J. Hastings, Timothy J. Jordan, and D.J. Monagle, III (Incorporated by reference to exhibit 10.6 filed with the Company’s Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2016) (+)

10.7
Severance Agreement between the Company and Douglas T. Dietrich (Incorporated by reference to the exhibit 10.2 filed with the Company’s Current Report on form 8-K (file no. 001-11430) filed on December 16, 2016) (+)

10.7(a)
First Amendment to Severance Agreement between the Company and Douglas T. Dietrich (Incorporated by reference to exhibit 10.2 filed with the Company’s Quarterly Report on Form 10-Q (file no. 001-11430) for the quarter ended April 4, 2021) (+)

10.8
Form of Severance Agreement between the Company and each of Erik C. Aldag, Brett Argirakis, Michael A. Cipolla, Erin N. Cutler, Jonathan J. Hastings, Timothy J. Jordan, and D.J. Monagle, III (Incorporated by reference to exhibit 10.8 filed with the Company’s Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2016) (+)

10.9
Form of Indemnification Agreement between the Company and each of Erik C. Aldag, Brett Argirakis, Michael A. Cipolla, Erin N. Cutler, Douglas T. Dietrich, Jonathan J. Hastings, Timothy J. Jordan, D.J. Monagle III and each of the Company’s non-employee directors (Incorporated by reference to exhibit 10.1 filed with the Company’s Current Report on Form 8-K (file no. 001-11430) filed on May 8, 2009) (+)

10.10
Company Nonfunded Deferred Compensation and Unit Award Plan for Non-Employee Directors, as amended and restated effective January 1, 2008 (Incorporated by reference to exhibit 10.8 filed with the Company’s Quarterly Report on Form 10-Q (file no. 001-11430) for the quarter ended March 30, 2008) (+)

10.10(a)
First Amendment to the Company Nonfunded Deferred Compensation and Unit Award Plan for Non-Employee Directors, dated January 18, 2012 (Incorporated by reference to exhibit 10.11(a) filed with the Company’s Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2011) (+)

10.11
2015 Stock Award and Incentive Plan of the Company, as amended and restated effective March 15, 2024 (Incorporated by reference to Appendix B to the Company’s 2024 Proxy Statement (file no. 001-11430) filed on April 4, 2024) (+)

10.11(a)	Form of Stock Option Agreement (Incorporated by reference to exhibit 10.12(a) filed with the Company’s Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2019) (+)
10.11(b)
Form of Deferred Restricted Stock Unit Agreement (Incorporated by reference to exhibit 10.12(b) filed with the Company’s Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2019) (+)

10.12
Company Retirement Plan, as amended and restated, dated August 27, 2020 (Incorporated by reference to exhibit 10.13 filed with the Company’s Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2020) (+)

10.13
Company Supplemental Retirement Plan, amended and restated effective December 31, 2008 (Incorporated by reference to exhibit 10.13 filed with the Company’s Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2009) (+)

10.13(a)
First Amendment to Company Supplemental Retirement Plan, as amended and restated, dated December 22, 2014 (Incorporated by reference to exhibit 10.14(a) filed with the Company’s Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2014)(+)

10.13(b)
Second Amendment to Company Supplemental Retirement Plan, as amended and restated, dated December 20, 2019 (Incorporated by reference to exhibit 10.14(b) filed with the Company’s Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2019) (+)

10.14
Company Savings and Investment Plan, as amended and restated, dated December 21, 2012 (Incorporated by reference to exhibit 10.14 filed with the Company’s Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2012) (+)

10.14(a)
Amendment to the Company Savings and Investment Plan, as amended and restated, dated December 5, 2013 (Incorporated by reference to exhibit 10.15(a) filed with the Company’s Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2013) (+)

10.14(b)
Amendment to the Company Savings and Investment Plan, as amended and restated, dated December 5, 2013 (Incorporated by reference to exhibit 10.15(b) filed with the Company’s Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2013) (+)

10.14(c)
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
Amendment to the Company Savings and Investment Plan, as amended and restated, dated December 15, 2022 (Incorporated by reference to exhibit 10.14(h) filed with the Company’s Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2022) (+)

10.15
Company Supplemental Savings Plan, amended and restated effective December 31, 2008 (Incorporated by reference to exhibit 10.15 filed with the Company’s Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2009) (+)

10.15(a)
Amendment to the Company Supplemental Savings Plan, dated December 28, 2011 (Incorporated by reference to exhibit 10.16(a) filed with the Company’s Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2011)(+)

10.15(b)
First Amendment to the Company Supplemental Savings Plan, dated December 22, 2014 (Incorporated by reference to exhibit 10.16(b) filed with the Company’s Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2014)(+)

10.15(c)
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
Fourth Amendment to the Company Supplemental Savings Plan, dated December 20, 2019 (Incorporated by reference to exhibit 10.16(e) filed with the Company’s Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2019) (+)

10.16
Company Health and Welfare Plan, effective as of April 1, 2003 and amended and restated as of January 1, 2006 (Incorporated by reference to exhibit 10.14 filed with the Company’s Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2006)(+)

10.16(a)
Amendment to the Company Health and Welfare Plan, dated May 19, 2009 (Incorporated by reference to exhibit 10.16(a) filed with the Company’s Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2009) (+)

10.16(b)
First Amendment to Company Health and Welfare Plan, dated December 22, 2014 (Incorporated by reference to exhibit 10.17(b) filed with the Company’s Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2014)(+)

10.17
Company Retiree Medical Plan, effective as of January 1, 2011 (Incorporated by reference to exhibit 10.17 filed with the Company’s Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2010)(+)

10.17(a)
First Amendment to Company Retiree Medical Plan, dated December 22, 2014 (Incorporated by reference to exhibit 10.18(a) filed with the Company’s Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2014)(+)

10.17(b)
Second Amendment to Company Retiree Medical Plan, dated November 10, 2021 (Incorporated by reference to exhibit 10.18(b) filed with the Company’s Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2021) (+)

10.18
Amended and Restated Grantor Trust Agreement, dated as of April 1, 2010, by and between the Company and the Wilmington Trust Company (Incorporated by reference to exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q (file no. 001-11430) for the period ended April 4, 2010)(+)

10.18(a)
Agreement and Amendment No. 1, dated October 1, 2017, to the Amended and Restated Grantor Trust Agreement, dated as of April 1, 2010, by and between the Company and the Wilmington Trust Company (Incorporated by reference to exhibit 10.19(a) filed with the Company’s Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2017)(+)

10.19
Refinancing Facility Agreement and Incremental Facility Amendment dated as of November 26, 2024, among Minerals Technologies Inc., certain subsidiaries party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent. (Incorporated by reference to the exhibit 10.1 filed with the Company’s Current Report on Form 8-K (file no. 001-11430) filed on November 26, 2024)

10.20
Indenture, dated July 22, 1963, between the Cork Harbour Commissioners and Roofchrome Limited (Incorporated by reference to the exhibit so designated filed with the Company’s Registration Statement on Form S-1 (Registration No. 33-51292), originally filed on August 25, 1992)

19	Minerals Technologies Inc. Securities Trading Policy (*)
21.1	Subsidiaries of the Company (*)
23.1	Consent of Independent Registered Public Accounting Firm (*)
24	Power of Attorney (*)
31.1	Rule 13a-14(a)/15d-14(a) Certification executed by the Company’s principal executive officer (*)
31.2	Rule 13a-14(a)/15d-14(a) Certification executed by the Company’s principal financial officer (*)
32	Section 1350 Certification (*)
95	Information Concerning Mine Safety Violations (*)
97
Minerals Technologies Inc. Policy for Recoupment of Incentive Compensation (Incorporated by reference to exhibit 97 filed with the Company's Annual Report on Form 10-K (file no. 001-11430 for the year ended December 31, 2023)

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

February 21, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Douglas T. Dietrich	Chairman of the Board and Chief Executive Officer	February 21, 2025
Douglas T. Dietrich	(Principal Executive Officer)

/s/ Erik C. Aldag	Senior Vice President – Finance and Treasury,	February 21, 2025
Erik C. Aldag	Chief Financial Officer (Principal Financial Officer)

/s/ Michael A. Cipolla	Vice President – Controller and	February 21, 2025
Michael A. Cipolla	Chief Accounting Officer (Principal Accounting Officer)

*	Director	February 21, 2025
Joseph C. Breunig

*	Director	February 21, 2025
John J. Carmola

*	Director	February 21, 2025
Robert L. Clark

*	Director	February 21, 2025
Alison A. Deans

/s/ Douglas T. Dietrich	Chairman	February 21, 2025
Douglas T. Dietrich

*	Director	February 21, 2025
Franklin L. Feder

*	Director	February 21, 2025
Kristina M. Johnson

*	Director	February 21, 2025
Rocky Motwani

*	Director	February 21, 2025
Carolyn K. Pittman

*	Director	February 21, 2025
Marc E. Robinson

* By: /s/ Timothy J. Jordan
Timothy J. Jordan
Attorney-in-Fact

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(millions of dollars, except share and per share amounts)	2024	2023

ASSETS

Current assets:
Cash and cash equivalents	$333.1	$317.2
Short-term investments, at cost which approximates market	4.0	4.3
Accounts receivable	385.2	399.1
Inventories	342.1	325.4
Prepaid expenses	61.1	45.0
Other current assets	5.5	8.0
Total current assets	1,131.0	1,099.0

Property, plant and equipment, less accumulated depreciation and depletion	989.7	986.8
Goodwill	913.8	913.6
Intangible assets	218.1	231.0
Deferred income taxes	14.8	16.0
Other assets and deferred charges	126.5	100.2
Total assets	$3,393.9	$3,346.6

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term debt	$5.1	$85.4
Current maturities of long-term debt	6.5	18.0
Accounts payable	185.5	188.7
Income tax payable	27.4	14.0
Accrued compensation and related items	67.5	59.2
Other current liabilities	105.7	92.0
Total current liabilities	397.7	457.3

Long-term debt, net of unamortized discount and deferred financing costs	959.6	911.1
Deferred income taxes	130.5	139.3
Accrued pension and postretirement benefits	20.5	51.7
Other non-current liabilities	102.4	100.5
Total liabilities	1,610.7	1,659.9

Shareholders’ equity:
Preferred stock, without par value; 1,000,000 shares authorized; none issued	—	—
Common stock, par value at $0.10 per share; 100,000,000 shares authorized; Issued 49,993,737 shares in 2024 and 49,657,464 shares in 2023	5.0	4.9
Additional paid-in capital	523.9	501.2
Retained earnings	2,514.5	2,360.6
Accumulated other comprehensive loss	(387.1)	(369.4)
Less common stock held in treasury, at cost; 18,098,082 shares in 2024 and 17,252,743 shares in 2023	(909.3)	(845.3)

Total Minerals Technologies Inc. shareholders’ equity	1,747.0	1,652.0
Non-controlling interests	36.2	34.7
Total shareholders’ equity	1,783.2	1,686.7

Total liabilities and shareholders’ equity	$3,393.9	$3,346.6

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(millions of dollars, except per share data)	2024	2023	2022
Net sales	$2,118.5	$2,169.9	$2,125.5
Cost of goods sold	1,570.8	1,662.8	1,660.5

Production margin	547.7	507.1	465.0

Marketing and administrative expenses	209.2	206.0	192.1
Research and development expenses	23.0	21.2	20.4
Provision for credit losses	30.0	—	—
Restructuring and other items, net	—	6.9	—
Impairment of assets	—	71.7	—
Acquisition-related expenses	—	0.3	5.1
Gain on sale of assets, net	(12.3)	—	—
Litigation expenses	11.3	29.2	32.6
Income from operations	286.5	171.8	214.8

Interest expense, net	(56.4)	(59.2)	(43.9)
Debt extinguishment expenses	(1.8)	—	(6.9)
Non-cash pension settlement charge	—	—	(3.5)
Other non-operating deductions, net	(4.7)	(4.9)	(3.8)
Total non-operating deductions, net	(62.9)	(64.1)	(58.1)

Income before tax and equity in earnings	223.6	107.7	156.7
Provision for taxes on income	59.4	23.7	32.1
Equity in earnings of affiliates, net of tax	6.7	4.3	1.7

Net income	170.9	88.3	126.3
Less:
Net income attributable to non-controlling interests	3.8	4.2	4.1
Net income attributable to Minerals Technologies Inc. (MTI)	$167.1	$84.1	$122.2

Earnings per share:

Basic:
Income from operations attributable to MTI	$5.21	$2.59	$3.74
Diluted:
Income from operations attributable to MTI	$5.17	$2.58	$3.73

Cash dividends declared per common share	$0.41	$0.25	$0.20

Shares used in computation of earnings per share:
Basic	32.1	32.5	32.7
Diluted	32.3	32.6	32.8

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(millions of dollars)	2024	2023	2022
Net income	$170.9	$88.3	$126.3
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(49.9)	(6.1)	(78.9)
Pension and postretirement plan adjustments	30.6	5.6	35.3
Unrealized gain (loss) on cash flow hedges	0.3	(3.3)	7.8
Total other comprehensive loss, net of tax	(19.0)	(3.8)	(35.8)
Total comprehensive income including non-controlling interests	151.9	84.5	90.5

Less: Net income attributable to non-controlling interests	3.8	4.2	4.1
Less: Foreign currency translation adjustments attributable to non-controlling interests	(1.3)	(0.9)	(2.9)
Comprehensive income attributable to non-controlling interests	2.5	3.3	1.2

Comprehensive income attributable to Minerals Technologies Inc.	$149.4	$81.2	$89.3

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(millions of dollars)	2024	2023	2022
Operating Activities:

Net income	$170.9	$88.3	$126.3

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	94.9	95.0	94.2
Loss (gain) on disposal of property, plant and equipment	(11.8)	2.0	(0.1)
Deferred income taxes	(7.6)	(34.8)	(17.2)
Pension amortization and settlement loss	1.1	2.3	8.4
Provision for bad debts	1.4	2.8	4.1
Stock-based compensation	11.8	11.3	10.4
Impairment of assets	—	71.7	—
Provision for credit losses	30.0	—	—
Reduction of right of use asset	14.4	14.1	12.8
Non-cash debt extinguishment expenses	1.8	—	6.9
Restructuring costs	—	6.9	—
Other non-cash items	(6.6)	(4.3)	(1.7)

Changes in operating assets and liabilities
Accounts receivable	5.2	1.8	(48.3)
Inventories	(26.2)	18.7	(66.1)
Pension plan funding	(11.7)	(9.9)	(9.1)
Accounts payable	2.3	(2.9)	7.2
Restructuring liabilities	(1.4)	(2.8)	(0.7)
Income taxes payable	5.8	6.7	11.7
Prepaid expenses and other	(37.9)	(33.3)	(33.1)
Net cash provided by operating activities	236.4	233.6	105.7

Investing Activities:

Purchases of property, plant and equipment	(89.5)	(93.5)	(82.3)
Cash paid for acquisitions, net of cash acquired	(4.0)	(1.8)	(22.4)
Proceeds from sale of assets	12.3	0.2	1.0
Purchases of short-term investments	(8.6)	(17.9)	(6.6)
Proceeds from sale of short-term investments	8.0	20.0	6.7
Other investing activities	(12.7)	1.3	2.0
Net cash used in investing activities	(94.5)	(91.7)	(101.6)

Financing Activities:

Long-term debt issuance	575.0	—	550.0
Debt issuance costs	(6.7)	—	(3.3)
Repayment of long-term debt	(533.6)	(14.8)	(552.3)
Proceeds from issuance of short-term debt	—	—	39.3
Repayment of short-term debt	(80.2)	(34.5)	—
Purchase of common stock for treasury	(63.6)	(14.2)	(56.0)
Proceeds from issuance of stock under option plan	15.7	5.1	5.7
Tax withholding payments for stock-based compensation	(2.8)	(2.8)	(3.3)
Dividends paid to non-controlling interests	(1.0)	(2.4)	(7.7)
Cash dividends paid	(13.2)	(8.1)	(6.5)
Net cash provided by (used in) financing activities	(110.4)	(71.7)	(34.1)

Effect of exchange rate changes on cash and cash equivalents	(15.6)	(0.2)	(22.3)

Net increase (decrease) in cash and cash equivalents	15.9	70.0	(52.3)
Cash and cash equivalents at beginning of period	317.2	247.2	299.5
Cash and cash equivalents at end of period	$333.1	$317.2	$247.2

Supplemental disclosure of cash flow information:
Non-cash investing and financing activities
Property, plant and equipment additions related to asset retirement obligations	$7.0	$—	$—
Treasury stock purchases settled after period end	$0.1	$0.6	$—
Excise tax charged to equity not paid	$0.4	$—	$—

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Equity Attributable to MTI
(millions of dollars)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interests	Total
Balance as of December 31, 2021	$4.9	$474.2	$2,168.9	$(333.6)	$(775.1)	$40.2	$1,579.5

Net income	—	—	122.2	—	—	4.1	126.3
Other comprehensive loss	—	—	—	(32.9)	—	(2.9)	(35.8)
Dividends declared	—	—	(6.5)	—	—	—	(6.5)
Dividends paid to non-controlling interests	—	—	—	—	—	(7.7)	(7.7)
Issuance of shares pursuant to employee stock compensation plans	—	5.7	—	—	—	—	5.7
Purchase of common stock for treasury	—	—	—	—	(56.0)	—	(56.0)
Stock-based compensation	—	10.4	—	—	—	—	10.4
Conversion of RSU’s for tax withholding	—	(2.7)	—	—	—	—	(2.7)
Balance as of December 31, 2022	$4.9	$487.6	$2,284.6	$(366.5)	$(831.1)	$33.7	$1,613.2

Net income	—	—	84.1	—	—	4.2	88.3
Other comprehensive loss	—	—	—	(2.9)	—	(0.9)	(3.8)
Dividends declared	—	—	(8.1)	—	—	—	(8.1)
Dividends paid to non-controlling interests	—	—	—	—	—	(2.3)	(2.3)
Issuance of shares pursuant to employee stock compensation plans	—	5.1	—	—	—	—	5.1
Purchase of common stock for treasury	—	—	—	—	(14.2)	—	(14.2)
Stock-based compensation	—	11.3	—	—	—	—	11.3
Conversion of RSU’s for tax withholding	—	(2.8)	—	—	—	—	(2.8)
Balance as of December 31, 2023	$4.9	$501.2	$2,360.6	$(369.4)	$(845.3)	$34.7	$1,686.7

Net income	—	—	167.1	—	—	3.8	170.9
Other comprehensive loss	—	—	—	(17.7)	—	(1.3)	(19.0)
Dividends declared	—	—	(13.2)	—	—	—	(13.2)
Dividends paid to non-controlling interests	—	—	—	—	—	(1.0)	(1.0)
Issuance of shares pursuant to employee stock compensation plans	0.1	15.7	—	—	—	—	15.8
Purchase of common stock for treasury	—	—	—	—	(64.0)	—	(64.0)
Stock-based compensation	—	11.8	—	—	—	—	11.8
Conversion of RSU’s for tax withholding	—	(4.8)	—	—	—	—	(4.8)
Balance as of December 31, 2024	$5.0	$523.9	$2,514.5	$(387.1)	$(909.3)	$36.2	$1,783.2

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

Cash Equivalents and Short-term Investments

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Short-term investments consist of financial instruments, mainly bank deposits, with original maturities beyond three months, but less than twelve months.  Short-term investments amounted to $4.0 million and $4.3 million at December 31, 2024 and 2023, respectively. There were no unrealized holding gains or losses on the short-term bank investments held at December 31, 2024.

Trade Accounts Receivable

Trade accounts receivables are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable.  The Company determines the allowance based on historical write-off experience and specific allowances for bankrupt customers.  The Company also analyzes the collection history and financial condition of its other customers, considering current industry conditions and determines whether an allowance needs to be established. The Company reviews its allowance for doubtful accounts monthly.  Past due balances over 90 days based on payment terms are reviewed individually for collectability.  Allowance for doubtful accounts was $17.1 million  and $20.3 million at December 31, 2024 and 2023, respectively. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The Company does not have any off-balance-sheet credit exposure related to its customers.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Investment in Joint Ventures

The Company uses the equity method of accounting to record the results of its investments in companies in which it has significant influence but does not control; and cost method of accounting in companies in which it cannot exercise significant control. The Company records the equity in earnings of its investments in joint ventures on a one-month lag. At December 31, 2024 and 2023, the book value of the Company’s equity method investments was $23.4 million and $20.0 million.

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

In most of our PCC contracts, the price per ton is based upon the total number of tons sold to the customer during the year. Under those contracts, the price billed to the customer for shipments during the year is based on periodic estimates of the total annual volume that will be sold to the customer. Revenues are adjusted at the end of each year to reflect the actual volume sold.  There were no significant revenue adjustments in the fourth quarter of 2024 and 2023, respectively.  We have consignment arrangements with certain customers in our Engineered Solutions segment.  Revenues for these transactions are recorded when the consigned products are consumed by the customer.

Foreign Currency

The assets and liabilities of the Company’s international subsidiaries are translated into U.S. dollars using exchange rates at the respective balance sheet date.  The resulting translation adjustments are recorded in accumulated other comprehensive income (loss) in shareholders’ equity.  Income statement items are generally translated at monthly average exchange rates prevailing during the period.  International subsidiaries operating in highly inflationary economies translate non-monetary assets at historical rates, while net monetary assets are translated at current rates, with the resulting translation adjustments included in net income.  At December 31, 2024, the Company had no international subsidiaries operating in highly inflationary economies, with the exception of its subsidiaries in Turkey.

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

The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous.  As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time.  As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of operations. The Company’s accounting policy is to recognize interest and penalties as part of its provision for income taxes. See Note 8 for additional details on our uncertain tax positions.

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

Adoption of Segment Reporting (Topic 280):  Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280):  Improvements to Reportable Segment Disclosures”, which requires entities to report incremental information about significant segment expenses included in a segment’s profit or loss measure, as well as the name and title of the chief operating decision maker.  The guidance also requires interim disclosures related to reportable segment profit or loss and assets that had previously only been disclosed annually.  The new standard is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2023.  The Company adopted this guidance on January 1, 2024 and updated the disclosures contained in Note 21.  This guidance did not impact the Company's consolidated financial statements.

Income Taxes (Topic 740):  Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740):  Improvements to Income Tax Disclosures”, that requires entities to disclose additional information about federal, state, and foreign income taxes primarily related to the income tax rate reconciliation and income taxes paid.  The new standard also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities.  The new standard is effective for interim and annual periods beginning on or after December 15, 2024.   The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements, but will result in disaggregation of the Company's tax footnote.

Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40):  Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40):  Disaggregation of Income Statement Expenses”, that requires entities to disclose additional information in the notes to the financial statements about prescribed categories underlying any relevant income statement expense caption.  The new standard is effective for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Operating lease cost was $17.3 million, $16.8 million and $15.7 million for the years ended December 31, 2024, 2023 and 2022, respectively. The components of lease costs are as follows:

	December 31,
(millions of dollars)	2024	2023	2022
Operating lease cost	$17.3	$16.7	$15.6
Short-term lease cost	—	0.1	0.1
Total	$17.3	$16.8	$15.7

Supplemental cash flow information and non-cash activity related to our leases are as follows:

(millions of dollars)	December 31, 2024

Operating cash flows information:
Cash paid for amounts included in the measurement of lease liabilities	$18.2
Non-cash activity:
Right-of-use assets obtained in the exchange for operating lease liabilities	$17.6

Weighted average remaining lease term and weighted average discount rates related to the Company’s leases were as follows:

Weighted-average remaining operating lease term (in years)	5.30
Weighted-average operating leases discount rate	6.0%

The following table summarizes the Company’s outstanding lease assets and liabilities and their classification on the Consolidated Balance Sheet:

		December 31,
(millions of dollars)	Balance Sheet Classification	2024	2023

Right-of-use-asset	Other assets and deferred charges	$46.9	$44.1
Lease liability - current	Other current liabilities	14.5	13.5
Lease liability - non-current	Other non-current liabilities	38.7	37.9

Future minimum lease payments under the Company’s leases as of December 31, 2024 were as follows:

(millions of dollars)	December 31, 2024

2025	$17.2
2026	14.7
2027	10.8
2028	8.4
2029	3.1
Thereafter	8.1
Total future minimum lease payments	62.3
Less imputed interest	(9.1)
Total	$53.2

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.  Revenue from Contracts with Customers

The Company's revenues are primarily derived from the sale of products in product lines within our Consumer & Specialties and Engineered Solutions businesses.

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

The following table disaggregates our revenue by major source (product line) for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
(millions of dollars)	2024	2023	2022
Net Sales
Household & Personal Care	$530.0	$517.6	$476.2
Specialty Additives	610.2	642.6	648.4
Consumer & Specialties Segment	1,140.2	1,160.2	1,124.6

High-Temperature Technologies	713.2	720.9	702.5
Environmental & Infrastructure	265.1	288.8	298.4
Engineered Solutions Segment	978.3	1,009.7	1,000.9

Total	$2,118.5	$2,169.9	$2,125.5

Note 4.  Acquisitions

Concept Pet Heimtierprodukte GmbH

On April 29, 2022, the Company completed the acquisition of Concept Pet Heimtierprodukte GmbH (“Concept Pet”), a European supplier of pet litter products. The purchase of Concept Pet supports the expansion of our European pet care business, as well as providing additional mineral reserves.  The purchase price was $28.0 million and the acquisition was financed through cash on hand.  The fair value of the total consideration transferred, net of cash acquired, was $22.4 million. In the second quarter of 2023, an additional $1.8 million of hold back consideration was paid. In the second quarter of 2024, an additional $4.0 million was paid representing the final hold back consideration. The results of Concept Pet are included within our Household & Personal Care product line in our Consumer & Specialties segment. The acquisition has been accounted for using the acquisition method of accounting, which requires, among other things, that we recognize the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. The Company recorded goodwill of $9.3 million and intangible assets of $4.3 million relating to this acquisition.

The Company incurred no acquisition related transaction and integration costs during 2024 and recorded $0.3 million and $5.1 million of acquisition-related costs during 2023 and 2022, respectively, which are reflected within the acquisition-related expenses line of the Consolidated Statements of Income.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.  Restructuring and Other Items, net

In the third quarter of 2023, the Company recorded a $71.7 million non-cash impairment of long-lived assets charge related to its subsidiaries BMI Oldco Inc. (f/k/a Barretts Minerals Inc.) ("Oldco") and Barretts Ventures Texas LLC ("BVT") within the Consumer & Specialties segment. This impairment was triggered by increased claims and continued increases in legal costs, which led to the voluntary filing for relief under Chapter 11 of the U.S. Bankruptcy Code to address and comprehensively resolve Oldco’s liabilities associated with the talc claims. See Note 17 for further information.

In the second quarter of 2023, the Company initiated a restructuring and cost savings program to further streamline our cost structure as a result of organizational efficiencies gained through our 2023 resegmentation. As a result, the Company recorded a charge of $6.6 million for restructuring and other charges related to severance and other costs. In the third quarter of 2023, an incremental charge of $0.3 million was recorded relating to this program.

The following table outlines the amount of restructuring charges recorded within the Consolidated Statements of Income and the segments they relate to:

Restructuring and Other Items, net	Year Ended December 31,
(millions of dollars)	2024	2023	2022
Asset Write-Downs
Consumer & Specialties	$—	$71.7	$—
Total asset write-down charges	$—	$71.7	$—

Severance and other employee costs
Consumer & Specialties	$—	$0.9	$—
Engineered Solutions	—	3.2	—
Corporate	—	2.8	—
Total severance and other employee costs	$—	$6.9	$—

Total restructuring and other items, net	$—	$78.6	$—

At December 31, 2024 and 2023, the Company had $2.4 million and $3.8 million, respectively, included within other current liabilities within our Consolidated Balance Sheets for cash expenditures needed to satisfy remaining obligations under these reorganization initiatives.  The Company expects to pay these remaining restructuring obligations by the end of the second quarter of 2025.

The following table is a reconciliation of our restructuring liability balance as of December 31, 2024 and 2023:

	December 31,
(millions of dollars)	2024	2023
Restructuring liability, beginning of period	$3.8	$—
Additional provisions	—	6.9
Cash payments	(1.4)	(2.8)
Other	—	(0.3)
Restructuring liability, end of period	$2.4	$3.8

Note 6.  Stock-Based Compensation

The Company’s 2015 Stock Award and Incentive Plan provides for grants of incentive and non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, stock awards and performance unit awards (the 2015 Stock Award and Incentive Plan, as amended, referred to herein as the “Plan” and together with its predecessor for awards granted prior to May 2015, the 2001 Stock Award and Incentive Plan, as amended and restated, the “Plans”). At the Company's 2024 Annual Meeting of Stockholders, the Company's stockholders ratified the adoption of an amendment and restatement of the Plan, which increased the number of shares available for issuance pursuant to the Plan by 889,000 shares and removed certain individual award limits in light of recent tax law changes.  The Plans are administered by the Compensation Committee of the Board of Directors. Stock options granted under the Plans generally have a ten year term.  The exercise price for stock options are at prices at or above the fair market value of the common stock on the date of the grant, and each award of stock options will vest ratably over a specified period, generally three years.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock-based compensation expense is recognized in the consolidated financial statements for stock options based on the grant date fair value.

Net income for the years ended 2024, 2023 and 2022 include $5.4 million, $5.2 million and $4.8 million pre-tax compensation costs, respectively, related to stock option expense as a component of marketing and administrative expenses.  All stock option expense is recognized in the consolidated statements of operations.  The related tax benefit included in the statement of income on the non-qualified stock options was $1.4 million, $1.4 million and $1.3 million for 2024, 2023 and 2022, respectively.

Stock Options

The fair value of options granted is estimated on the date of grant using the Black-Scholes valuation model. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations. The forfeiture rate assumption used for the periods ended December 31, 2024, 2023 and 2022 was 7.69%, 7.91% and 8.09%, respectively.

The weighted average grant date fair value for stock options granted during the years ended December 31, 2024, 2023 and 2022 was $25.33, $25.11 and $24.26, respectively. The weighted average grant date fair value for stock options vested during 2024, 2023 and 2022 was $23.75, $21.56 and $19.82, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2024, 2023 and 2022 was $7.0 million, $1.0 million and $2.0 million, respectively.

The fair value for stock awards was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
Expected life (in years)	6.5	6.4	6.7
Interest rate	4.06%	3.51%	1.70%
Volatility	31.93%	32.05%	31.92%
Expected dividend yield	0.61%	0.30%	0.28%

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

The following table summarizes stock option activity for the year ended December 31, 2024:

	Awards	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (Millions)
Awards outstanding at December 31, 2023	1,514,462	$63.15
Granted	196,471	66.72
Exercised	(279,810)	55.85
Canceled	(5,487)	66.76
Expired	—	—
Awards outstanding at December 31, 2024	1,425,636	$65.06	5.88	$16.1
Awards exercisable at December 31, 2024	997,406	$64.24	4.82	$12.1

The aggregate intrinsic value above is calculated before applicable income taxes, based on the Company’s closing stock price of $76.21 as of the last business day of the period ended December 31, 2024 had all options been exercised on that date. The weighted average intrinsic value of the options exercised during 2024, 2023 and 2022 was $24.85, $7.78 and $16.34 per share, respectively. As of December 31, 2024, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $5.1 million, which is expected to be recognized over a weighted average period of approximately three years.

The Company issues new shares of common stock upon the exercise of stock options.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Non-vested stock option activity for the year ended December 31, 2024 is as follows:

	Awards	Weighted Average Grant Date Fair Value per Share
Nonvested awards outstanding at December 31, 2023	460,141	$67.18
Granted	196,471	66.72
Vested	(222,895)	67.21
Canceled	(5,487)	66.76
Nonvested awards outstanding at December 31, 2024	428,230	$66.96

Deferred Restricted Stock Units

The Company has granted key employees units consisting of rights to receive shares of the Company’s common stock pursuant to the Plans. The rights will be deferred for a specified number of years of service, subject to restrictions on transfer and other conditions. Compensation expense for these shares is recognized over the vesting period. The Company granted units consisting of rights to receive 103,169 shares, 102,843 shares and 98,464 shares during the periods ended December 31, 2024, 2023 and 2022, respectively. The fair value was determined based on the market value of unrestricted shares. As of December 31, 2024, there was unrecognized stock-based compensation related to deferred restricted stock units of $7.2 million, which will be recognized over approximately the next three years. The compensation expense amortized with respect to all units was approximately $6.5 million, $6.0 million and $5.7 million for the periods ended December 31, 2024, 2023 and 2022, respectively. In addition, the Company recorded reversals of $2.8 million, $2.7 million and $2.7 million for periods ended December 31, 2024, 2023 and 2022, respectively, related mostly to the conversion of units for tax withholding purposes. Such costs and reversals are included in marketing and administrative expenses.

The following table summarizes the deferred restricted stock unit activity for the Plan:

	Awards	Weighted Average Grant Date Fair Value per Share
Unvested balance at December 31, 2023	187,350	$67.15
Granted	103,169	66.79
Vested	(47,876)	67.19
Canceled	(43,849)	67.21
Unvested balance at December 31, 2024	198,794	$66.94

Note 7.  Earnings Per Share (EPS)

	Year Ended December 31,
(in millions, except per share data)	2024	2023	2022
Net income attributable to MTI	$167.1	$84.1	$122.2

Weighted average shares outstanding	32.1	32.5	32.7
Dilutive effect of stock options and deferred restricted stock units	0.2	0.1	0.1
Weighted average shares outstanding, adjusted	32.3	32.6	32.8

Basic earnings per share attributable to MTI	$5.21	$2.59	$3.74

Diluted earnings per share attributable to MTI	$5.17	$2.58	$3.73

Of the options outstanding of 1,425,636, 1,514,462 and 1,363,418 for the years ended December 31, 2024, 2023 and 2022, respectively, options to purchase 194,412 shares, 917,177 shares and 754,867 shares of common stock for the years ended December 31, 2024, 2023 and 2022, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive, as the exercise prices of the options were greater than the average market price of the common shares.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.  Income Taxes

Income (loss) from operations before provision for taxes by domestic and foreign source is as follows:

	Year Ended December 31,
(millions of dollars)	2024	2023	2022
Income (loss) from operations before income taxes and income from affiliates and joint ventures:
Domestic	$40.7	$(38.9)	$39.3
Foreign	182.9	146.6	117.4
	$223.6	$107.7	$156.7

The provision (benefit) for taxes on income consists of the following:

	Year Ended December 31,
(millions of dollars)	2024	2023	2022
Domestic
Taxes currently payable
Federal	$20.0	$9.5	$16.3
State and local	2.8	6.7	3.3
Deferred income taxes	(12.3)	(31.5)	(16.0)
Domestic tax provision (benefit)	10.5	(15.3)	3.6

Foreign
Taxes currently payable	44.2	42.2	29.8
Deferred income taxes	4.7	(3.2)	(1.3)
Foreign tax provision	48.9	39.0	28.5
Total tax provision	$59.4	$23.7	$32.1

The provision (benefit) for taxes on income shown in the previous table is classified based on the location of the taxing authority, regardless of the location in which the taxable income is generated.

The major elements contributing to the difference between the U.S. federal statutory tax rate and the consolidated effective tax rate are as follows:

	Year Ended December 31,
	2024	2023	2022
U.S. statutory rate	21.0%	21.0%	21.0%

Depletion	(4.4)%	(10.3)%	(6.1)%
Difference between tax provided on foreign earnings and the U.S. statutory rate	4.7%	7.7%	2.4%
Global Intangible Low-Tax Income (GILTI)	0.1%	1.0%	2.3%
Foreign Derived Intangible Income	(1.0)%	(2.5)%	—
State and local taxes, net of federal tax benefit	1.4%	(0.1)%	(0.4)%
Tax credits	(0.7)%	(0.6)%	(0.4)%
Bankruptcy Funding	3.1%	—	—
Impact of uncertain tax positions	(0.3)%	0.2%	(1.3)%
Impact of officer’s non-deductible compensation	1.1%	1.9%	1.3%
Foreign Withholding Tax	0.8%	2.0%	1.2%
Other	0.8%	1.7%	0.5%
Consolidated effective tax rate	26.6%	22.0%	20.5%

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
(millions of dollars)	2024	2023
Deferred tax assets attributable to:
Accrued liabilities	$31.4	$26.8
Net operating loss carry forwards	23.2	32.8
Pension and post-retirement benefits costs	2.9	16.0
Interest	16.2	9.1
Research and development capitalization	11.0	7.7
Valuation allowance	(20.6)	(25.2)
Other	13.3	21.3
Total deferred tax assets	77.4	88.5
Deferred tax liabilities attributable to:
Plant and equipment, principally due to differences in depreciation	138.0	146.0
Intangible assets	49.5	53.6
Other	5.6	12.2
Total deferred tax liabilities	193.1	211.8
Net deferred tax liability	$(115.7)	$(123.3)

Net deferred tax assets and net deferred tax liabilities are classified as follows:

	December 31,
(millions of dollars)	2024	2023
Net deferred tax asset, long-term	$14.8	$16.0
Net deferred tax liability, long-term	130.5	139.3
Net deferred tax liability, long-term	$(115.7)	$(123.3)

The Company has $23.2 million of deferred tax assets arising from tax loss carry forwards which will be realized through future operations. Carry forwards of approximately $14.2 million expire over the next 20 years, and $9.0 million can be utilized over an indefinite period.

On December 31, 2024, the Company had $1.9 million of total unrecognized tax benefits. Included in this amount were a total of $1.3 million of unrecognized income tax benefits that, if recognized, would affect the Company’s effective tax rate. While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, we do not expect the change to have a significant impact on the results of operations or the financial position of the Company.

The following table summarizes the activity related to our unrecognized tax benefits:

(millions of dollars)	2024	2023
Balance at beginning of the year	$2.8	$2.6
Increases related to current year tax positions	0.5	0.5
Decreases related to audit settlements and statute expirations	(1.4)	(0.3)
Balance at the end of the year	$1.9	$2.8

The Company’s accounting policy is to recognize interest and penalties accrued, relating to unrecognized income tax benefits as part of its provision for income taxes. The Company recorded a net reversal of $0.1 million in interest and penalties during 2024 and had a total accrued balance on December 31, 2024 of $0.4 million. The Company believes that its accrued liabilities are sufficient to cover its U.S. and foreign tax contingencies.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Net cash paid for income taxes were $70.8 million, $53.8 million and $44.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.

The Company had approximately $497.7 million of foreign subsidiaries’ undistributed earnings as of December 31, 2024. We intend to continue to permanently reinvest these earnings overseas for the foreseeable future and while U.S. federal tax expense has been recognized as a result of recent U.S. tax code changes, no deferred tax liabilities with respect to foreign withholding taxes or state taxes have been recognized.

In December 2021, the Organization for Economic Co-operation and Development (“OECD”) released the Pillar Two Model Rules which aim to reform international corporate taxation rules, including the implementation of a global minimum tax rate. The Company began implementation of the Pillar Two Model Rules in the first quarter of 2024. The Company continues to assess the effect of the Pillar 2 Model Rules in all jurisdictions and does not expect that Pillar 2 will have a material impact on its consolidated financial statements.

Note 9.  Inventories

The following is a summary of inventories by major category:

	December 31,
(millions of dollars)	2024	2023
Raw materials	$167.7	$144.3
Work-in-process	12.3	11.7
Finished goods	106.7	113.5
Packaging and supplies	55.4	55.9
Total inventories	$342.1	$325.4

Note 10.  Property, Plant and Equipment

The major categories of property, plant and equipment and accumulated depreciation and depletion are presented below:

	December 31,
(millions of dollars)	2024	2023
Mineral rights and reserves	$560.0	$552.6
Land	43.0	44.5
Buildings	202.0	207.3
Machinery and equipment	1,236.4	1,201.1
Furniture and fixtures and other	144.5	140.0
Construction in progress	50.7	44.6
	2,236.6	2,190.1
Less: accumulated depreciation and depletion	(1,246.9)	(1,203.3)
Property, plant and equipment, net	$989.7	$986.8

In the fourth quarter of 2024, the Company recorded a $12.3 million net gain on sale of assets for a facility within the Engineered Solutions segment.

In the third quarter of 2023, the Company recorded a $71.7 million non-cash impairment of long-lived assets charge related to its subsidiaries Oldco and BVT within the Consumer & Specialties segment.  See Note 17 for further information.

Depreciation and depletion expense for the years ended December 31, 2024, 2023 and 2022 was $79.5 million, $79.4 million and $76.3 million, respectively.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11.  Goodwill and Other Intangible Assets

Goodwill and other intangible assets with indefinite lives are not amortized, but instead are assessed for impairment, at least annually.  The carrying amount of goodwill was $913.8 million and $913.6 million as of December 31, 2024 and December 31, 2023, respectively.  The net change in goodwill since December 31, 2024 was attributable to the effects of foreign exchange.

The balance of goodwill by reporting unit and the activity occurring in the past two fiscal years is as follows:

(millions of dollars)	Consumer & Specialties	Engineered Solutions	Consolidated
Balance at December 31, 2022	$346.4	$568.4	$914.8

Change in goodwill relating to:
Foreign exchange translation	(1.2)	—	(1.2)
Total Changes	$(1.2)	$—	$(1.2)

Balance at December 31, 2023	$345.2	$568.4	$913.6

Change in goodwill relating to:
Foreign exchange translation	0.5	(0.3)	0.2
Total Changes	$0.5	$(0.3)	$0.2

Balance at December 31, 2024	$345.7	$568.1	$913.8

Acquired intangible assets subject to amortization as of December 31, 2024 and December 31, 2023 were as follows:

		December 31, 2024		December 31, 2023
		(in millions of dollars)		(in millions of dollars)
	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Tradenames	34	$221.5	$63.0	$221.5	$59.1
Technology	13	18.8	15.1	18.8	14.2
Patents and trademarks	19	6.4	6.4	6.4	6.4
Customer relationships	21	77.5	21.6	79.0	15.0
	29	$324.2	$106.1	$325.7	$94.7

The weighted average amortization period of the acquired intangible assets subject to amortization is approximately 29 years. Amortization expense was approximately $12.1 million, $12.7 million and $12.7 million for the years ended December 31, 2024, 2023 and 2022, respectively and is recorded within the Marketing and administrative expenses line within the Consolidated Statements of Income.  The estimated amortization expense is as follows: 2025 - $11.5 million; 2026 -$11.5 million; 2027 - $11.5 million; 2028 -$11.5 million; 2029 - $11.5 million and $160.6 million thereafter.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The Company utilizes interest rate swaps to limit exposure to market fluctuations on floating-rate debt.  In the second quarter of 2023, the Company entered into a floating to fixed interest rate swap for a notional amount of $150 million.  The fair value of this swap is an asset of $0.3 million at December 31, 2024 and is recorded in other assets and deferred charges on the Consolidated Balance Sheet.  This interest rate swap is designated as a cash flow hedge.  As a result, the gains and losses associated with this interest rate swap are recorded in accumulated other comprehensive income (loss).

Other

The Company is exposed to potential gains or losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies.  The Company is particularly sensitive to currency exchange rate fluctuations for the following currencies: British pound sterling (GBP), Chinese renminbi (CNY), Euro, Malaysian ringgit (MYR), Polish zloty (PLN), South African Rand (ZAR), Thai baht (THB) and Turkish lira (TRY).  When considered appropriate, the Company enters into foreign exchange derivative contracts to mitigate the risk of fluctuations on these exposures.  The Company does not designate these contracts for hedge accounting treatment and the changes in fair value of these contracts are recorded in earnings.  The Company recorded losses of $0.1 million, $0.1 million and $0.8 million in other non-operating income (deductions), net within the Consolidated Statements of Income for the years ended 2024, 2023 and 2022 respectively. There were no open contracts at December 31, 2024 and December 31, 2023.

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

(millions of dollars)		Fair Value Measurements Using
	Asset / (Liability) Balance at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan assets	$13.6	$—	$13.6	$—

Supplementary pension plan assets	19.4	—	19.4	—

Interest rate swap	0.3	—	0.3	—

		Fair Value Measurements Using
	Asset / (Liability) Balance at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2023	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan assets	$13.7	$—	$13.7	$—

Supplementary pension plan assets	15.5	—	15.5	—

Interest rate swap	(0.1)	—	(0.1)	—

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

The Company does not have any financial assets or liabilities measured at fair value on a recurring basis categorized as Level 3, except for pension assets discussed in Note 16, and there were no transfers in or out of Level 3 during the year ended December 31, 2024 and 2023. There were also no changes to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Credit risk:  The Company provides credit to customers in the ordinary course of business. The Company’s customer base is diverse and includes customers located throughout the world. Credit risk results from the possibility that a loss may occur from the failure of another party to perform according to the terms of the contracts.  The Company regularly monitors its credit risk exposures and takes steps to mitigate the likelihood of these exposures resulting in an actual loss.  In the second quarter of 2024, the Company entered into a Debtor-in-Possession Credit Agreement with Oldco and recorded a provision for credit losses of $30.0 million for the maximum principal amount under such Credit Agreement.  See Note 17 for further information.  The Company’s extension of credit is based on an evaluation of the customer’s financial condition and collateral is generally not required.

The Company’s bad debt expense for the years ended December 31, 2024, 2023 and 2022 was $1.4 million, $2.8 million and $4.1 million, respectively.

Note 15.  Long-Term Debt and Commitments

The following is a summary of long-term debt:

	December 31,
(millions of dollars)	2024	2023
Secured Credit Agreement:
Term Loan due 2031, net of unamortized deferred financing cost and original issue discount of $7.3 million and $— million	$567.7	$—
Previous Secured Credit Agreement:
Term Loan due 2027, net of unamortized deferred financing cost of $— million and $2.4 million	—	530.4
Senior Notes:
5.00% due 2028, net of unamortized deferred financing costs of $3.2 million and $3.9 million	396.8	396.1
Other debt	1.6	2.6
Total	$966.1	$929.1
Less: Current maturities	6.5	18.0
Long-term debt	$959.6	$911.1

On November 26, 2024, the Company, entered into a Refinancing Facility Agreement and Incremental Facility Amendment (the “Amendment”) to amend the previous credit agreement (the "Previous Credit Agreement"; the previous credit agreement, as amended by the Amendment, being the "Amended Credit Agreement").

The Amendment provides for, among other things, a new senior secured revolving credit facility with aggregate commitments of $400 million (the “Revolving Facility”), a portion of which may be used for the issuance of letters of credit and swingline loans, and a new senior secured term loan facility with aggregate commitments of $575 million (the “Term Loan Facility” and, together with the Revolving Facility, the "Senior Secured Credit Facilities"). The Revolving Facility and the Term Loan Facility replace the facilities under the Previous Credit Agreement, which provided for, among other things, a $550 million senior secured term loan facility and a $300 million senior secured revolving credit facility. The maturity date for loans and commitments under the Revolving Facility is November 26, 2029, and the maturity date for loans under the Term Loan Facility is November 26, 2031; provided that the maturity dates of the Revolving Facility and the Term Loan Facility will be adjusted to the date that is 91 days prior to the stated maturity date of the Company’s 5.0%  Senior Notes due 2028 (the “Notes”) unless, prior to the date that is 91 days prior to the stated maturity date of the Notes, all amounts in excess of $50 million of the Notes have been either (a) refinanced with indebtedness permitted under the Amended Credit Agreement maturing later than 90 days after the scheduled maturity date of the Revolving Facility or of the Term Loan Facility, as applicable, or (b) repaid, discharged or repaid (other than with the proceeds of any indebtedness maturing earlier than 91 days after the scheduled maturity date of the Revolving Facility or of the Term Loan Facility, as applicable).  Loans under the Term Loan Facility amortize at a rate equal to 1.00% per annum, payable in equal quarterly installments, and were issued with original issue discount at 99.875% of par.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Loans under the Revolving Facility will bear interest at a rate equal to (a) for loans denominated in U.S. dollars, at the election of the Company, Term SOFR plus an applicable margin equal to 1.375% per annum or a base rate plus an applicable margin equal to 0.375% per annum, (b) for loans denominated in Euros, adjusted EURIBOR plus an applicable margin equal to 1.375% per annum and (c) for loans denominated in Pounds Sterling, SONIA plus an applicable margin equal to 1.375% per annum, subject in each case to (i) an increase of 37.5 basis points in the event that, and for so long as, the Net Leverage Ratio (as defined in the Amended Credit Agreement) is greater than or equal to 3.00 to 1.00 as of the last day of the preceding fiscal quarter, (ii) an increase of 12.5 basis points in the event that, and for so long as, the Net Leverage Ratio is less than 3.00 to 1.00 and greater than or equal to 2.00 to 1.00 as of the last day of the preceding fiscal quarter and (iii) a decrease of 12.5 basis points in the event that, and for so long as, the Net Leverage Ratio is less than 1.00 to 1.00 as of the last day of the preceding fiscal quarter.  Loans under the Term Loan Facility will bear interest at a rate equal to, at the election of the Company, Term SOFR plus an applicable margin equal to 2.00% per annum or a base rate plus an applicable margin equal to 1.00% per annum.  The Company will pay certain fees under the Amended Credit Agreement, including (a) a commitment fee of 0.175% per annum on the undrawn portion of the Revolving Facility (subject to a step-ups to 0.300% and 0.250% and a step-down to 0.150% at the same levels described above), (b) a fronting fee of 0.125% per annum on the average daily undrawn amount of, plus unreimbursed amounts in respect of disbursements under, letters of credit issued under the Revolving Facility and (c) customary annual administration fees. The obligations of the Company under the Senior Secured Credit Facilities are unconditionally guaranteed jointly and severally by, subject to certain exceptions, all material domestic subsidiaries of the Company (the “Guarantors”) and secured, subject to certain exceptions, by a security interest in substantially all of the tangible and intangible assets of the Company and the Guarantors.

In the fourth quarter of 2024, the Company recorded $1.8 million in non-cash debt extinguishment expenses related to the refinancing of our credit facilities, which represents the difference between the redemption payment and the carrying value of the debt at the refinancing date. All lenders under the previous facility were repaid in full.

As of December 31, 2024, there were $4.5 million in loans and $9.1 million in letters of credit outstanding under the Revolving Facility.

On June 30, 2020, the Company issued $400 million aggregate principal amount of “Notes”.  The Notes were issued pursuant to an indenture, dated as of June 30, 2020, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Indenture”).  The Notes bear an interest rate of 5.0% per annum payable semi-annually on January 1 and July 1 of each year, beginning on January 1, 2021.  The Notes are unconditionally guaranteed on a senior unsecured basis by each of the Company’s existing and future wholly owned domestic restricted subsidiaries that is a borrower under or that guarantees the Company’s obligations under its Senior Secured Credit Facilities or that guarantees the Company’s or any of the Company’s wholly owned domestic subsidiaries’ long-term indebtedness in an aggregate amount in excess of $50 million.

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

The Amended Credit Agreement and the Indenture both contain certain customary affirmative and negative covenants that limit or restrict the ability of the Company and its restricted subsidiaries to enter into certain transactions or take certain actions, as well as customary events of default.  In addition, the Amended Credit Agreement contains a financial covenant that requires the Company to maintain a maximum Net Leverage Ratio of 4.00 to 1.00 for each four fiscal quarter period (subject to an increase to 5.00 to 1.00 for four quarters in connection with certain significant acquisitions).

The Company has a committed loan facility in Japan.  As of December 31, 2024, there was an outstanding balance of $0.9 million on this facility. Principal will be repaid in accordance with the payment schedule ending in 2026. The Company repaid $0.4 million on this loan in 2024.

As part of the Concept Pet acquisition, the Company assumed $1.9 million in long-term debt, recorded at fair value, consisting of two terms loans, one that matures in 2025 and one that matures in 2027.  Both loans have annual payments and carry a variable interest rate.  The Company repaid $0.3 million on these loans during 2024.

As of December 31, 2024, the Company had $24.3 million in uncommitted short-term bank credit lines, $0.6 million of which were in use.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
There were $5.1 million and $85.4 million short-term borrowings as of December 31, 2024 and 2023, respectively. The weighted average interest rates on short-term borrowings outstanding was 6.9% for the years ended December 31, 2024 and 2023, respectively.

The aggregate maturities of long-term debt are as follows: $6.5 million in 2025; $6.4 million in 2026; $6.0 million in 2027, $405.8 million in 2028; $5.7 million in 2029 and $546.3 million thereafter.

During 2024, 2023 and 2022, respectively, the Company incurred interest costs of $63.2 million, $64.1 million and $48.6 million, including $1.0 million, $1.0 million and $1.3 million, respectively, which were capitalized.  Interest paid approximated the incurred interest cost.

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

The Company’s disclosures for the U.S. plans have been combined with those outside of the U.S. as the international plans do not have significantly different assumptions, and together represent approximately 20% of our total benefit obligation.

The following table sets forth the Company’s pension obligation and funded status at December 31:

	Pension Benefits		Post-Retirement Benefits
(millions of dollars)	2024	2023	2024	2023
Change in benefit obligations:
Beginning projected benefit obligation	$368.9	$348.9	$2.0	$1.8
Service cost	4.2	4.5	—	—
Interest cost	16.0	16.0	0.1	0.1
Actuarial loss (gain)	(25.4)	11.4	(0.1)	0.1
Benefits paid	(18.7)	(15.0)	(0.1)	—
Settlements	—	(0.5)	—	—
Foreign exchange impact	(3.1)	3.3	(0.1)	—
Other	0.4	0.3	—	—
Ending projected benefit obligation	342.3	368.9	1.8	2.0

Change in plan assets:
Beginning fair value	317.4	285.4	—	—
Actual return on plan assets	33.5	34.4	—	—
Employer contributions	11.6	9.9	0.1	—
Plan participants’ contributions	0.4	0.3	—	—
Benefits paid	(18.7)	(15.0)	(0.1)	—
Settlements	—	(0.5)	—	—
Foreign exchange impact	(2.9)	2.9	—	—
Ending fair value	341.3	317.4	—	—

Funded status	$(1.0)	$(51.5)	$(1.8)	$(2.0)

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts recognized in the consolidated balance sheet consist of:

	Pension Benefits		Post-Retirement Benefits
(millions of dollars)	2024	2023	2024	2023
Non-current asset	$19.5	$—	$—	$—
Current liability	(1.6)	(1.8)	(0.1)	(0.1)
Non-current liability	(18.9)	(49.7)	(1.7)	(1.9)
Net liability recognized	$(1.0)	$(51.5)	$(1.8)	$(2.0)

The current portion of pension liabilities is included in accrued compensation and related items.

Amounts recognized in accumulated other comprehensive loss, net of related tax effects, consist of:

	Pension Benefits		Post-Retirement Benefits
(millions of dollars)	2024	2023	2024	2023
Net actuarial (gain) loss	$1.2	$32.0	$(3.2)	$(3.3)
Prior service cost	0.1	0.1	—	—
Amount recognized end of year	$1.3	$32.1	$(3.2)	$(3.3)

The accumulated benefit obligation for all defined benefit pension plans was $327.5 million and $350.3 million at December 31, 2024 and 2023, respectively. The accumulated benefit obligations and projected benefit obligations are in excess of the plan assets for primarily all of the Company’s defined benefit plans.

Changes in the Plan assets and benefit obligations recognized in other comprehensive income:

	Pension Benefits		Post-Retirement Benefits
(millions of dollars)	2024	2023	2024	2023
Current year actuarial gain (loss)	$29.7	$3.8	$0.1	$(0.1)
Amortization of actuarial (gain) loss	1.1	2.2	(0.3)	(0.3)
Total recognized in other comprehensive income	$30.8	$6.0	$(0.2)	$(0.4)

The components of net periodic benefit costs are as follows:

	Pension Benefits			Post-Retirement Benefits
(millions of dollars)	2024	2023	2022	2024	2023	2022
Service cost	$4.2	$4.5	$6.6	$—	$—	$—
Interest cost	16.0	16.0	11.0	0.1	0.1	—
Expected return on plan assets	(19.8)	(17.8)	(21.5)	—	—	—
Recognized net actuarial (gain) loss	1.5	2.9	5.3	(0.4)	(0.5)	(0.4)
Settlement/curtailment (gain) loss	—	0.1	3.5	—	—	—
Net periodic benefit cost	$1.9	$5.7	$4.9	$(0.3)	$(0.4)	$(0.4)

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Additional Information

The weighted average assumptions used to determine net periodic benefit cost in the accounting for the pension benefit plans and other benefit plans for the years ended December 31, 2024, 2023 and 2022 are as follows:

	Year Ended December 31,
	2024	2023	2022
Discount rate	5.16%	4.84%	4.30%
Expected return on plan assets	6.59%	6.53%	6.34%
Rate of compensation increase	2.75%	2.77%	2.74%
Interest crediting rate	3.75%	2.25%	2.25%

The weighted average assumptions used to determine benefit obligations for the pension benefit plans and other benefit plans at December 31, 2024, 2023 and 2022 are as follows:

	Year Ended December 31,
	2024	2023	2022
Discount rate	4.75%	4.63%	4.84%
Rate of compensation increase	2.75%	2.76%	2.76%

For 2024, 2023 and 2022, the discount rate was based on the FTSE Pension Discount Curve, a yield curve of high quality corporate bonds with cash flows matching our plans’ expected benefit payments.  The expected return on plan assets is based on our asset allocation mix and our historical return, taking into account current and expected market conditions. The actual return/(loss) on pension assets was approximately 10% in 2024, 11% in 2023 and (22)% in 2022.

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

Plan Assets

The Company’s pension plan weighted average asset allocation percentages at December 31, 2024 and 2023 by asset category are as follows:

	December 31,
	2024	2023
Asset Category
Equity securities	55.3%	51.3%
Fixed income securities	33.1%	35.3%
Real estate	0.1%	0.3%
Other	11.5%	13.1%
Total	100.0%	100.0%

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s pension plan fair values at December 31, 2024 and 2023 by asset category are as follows:

	December 31,
(millions of dollars)	2024	2023
Asset Category
Equity securities	$188.7	$162.9
Fixed income securities	112.8	112.0
Real estate	0.3	0.8
Other	39.5	41.7
Total	$341.3	$317.4

The following table presents domestic and foreign pension plan assets information at December 31, 2024, 2023 and 2022 (the measurement date of pension plan assets):

	U.S. Plans			International Plans
(millions of dollars)	2024	2023	2022	2024	2023	2022
Fair value of plan assets	$277.1	$251.4	$226.4	$64.2	$66.0	$59.0

The following table summarizes our defined benefit pension plan assets measured at fair value as of December 31, 2024:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(millions of dollars)	(Level 1)	(Level 2)	(Level 3)	Total
Pension Assets Fair Value as of December 31, 2024
Equity securities
US equities	$167.2	$—	$—	$167.2
Non-US equities	21.5	—	—	21.5

Fixed income securities
Corporate debt instruments	98.9	13.9	—	112.8

Real estate and other
Real estate	—	—	0.3	0.3
Other	0.4	33.9	5.2	39.5

Total assets	$288.0	$47.8	$5.5	$341.3

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes our defined benefit pension plan assets measured at fair value as of December 31, 2023:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(millions of dollars)	(Level 1)	(Level 2)	(Level 3)	Total
Pension Assets Fair Value as of December 31, 2023
Equity securities
US equities	$142.5	$—	$—	$142.5
Non-US equities	20.4	—	—	20.4

Fixed income securities
Corporate debt instruments	98.0	14.0	—	112.0

Real estate and other
Real estate	—	—	0.8	0.8
Other	0.4	35.0	6.3	41.7

Total assets	$261.3	$49.0	$7.1	$317.4

U.S. equities – This class included actively and passively managed common equity securities comprised primarily of large-capitalization stocks with value, core and growth strategies.

Non-U.S. equities – This class included actively managed common equity securities comprised primarily of international large-capitalization stocks.

Fixed income – This class included corporate debt instruments.

Real Estate and other – This class included assets related to real estate and other assets such as insurance contracts.

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

The following is a reconciliation of changes in fair value measurement of plan assets using significant unobservable inputs (Level 3):

(millions of dollars)
Beginning balance at December 31, 2022	$7.6
Purchases, sales, settlements	—
Actual (loss) return on plan assets still held at reporting date	(0.6)
Foreign exchange impact	0.1
Ending balance at December 31, 2023	$7.1
Purchases, sales, settlements	—
Actual (loss) return on plan assets still held at reporting date	(1.6)
Foreign exchange impact	—
Ending balance at December 31, 2024	$5.5

There were no transfers in or out of Level 3 during the year ended December 31, 2024 and 2023.

Contributions

The Company expects to contribute $11.0 million to its pension plans and $0.1 million to its other post-retirement benefit plan in 2025.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(millions of dollars)	Pension Benefits	Other Benefits
2025	$23.9	$0.1
2026	$23.9	$0.1
2027	$26.3	$0.2
2028	$25.4	$0.2
2029	$24.4	$0.2
2030-2034	$121.9	$0.8

Investment Strategies

The investment strategy for pension plan assets is to maintain a broadly diversified portfolio designed to both preserve and grow plan assets to meet future plan obligations. The Company’s average rate of return on assets from inception through December 31, 2024 was approximately 9%. The Company’s assets are strategically allocated among equity, debt and other investments to achieve a diversification level that dampens fluctuations in investment returns.  The Company’s long-term investment strategy is an investment portfolio mix of approximately 55%-65% in equity securities, 30%-35% in fixed income securities and  0%-15% in other securities.

Savings and Investment Plan

The Company maintains a voluntary Savings and Investment Plan (a 401(k) plan) for most non-union employees in the U.S. Within prescribed limits, the Company bases its contribution to the Savings and Investment Plan on employee contributions. The Company’s contributions amounted to $6.4 million, $6.2 million and $5.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

The Chapter 11 Debtors’ ultimate goal in the Chapter 11 Cases is to confirm a plan of reorganization under Section 524(g) of the U.S. Bankruptcy Code and utilize this provision of the Bankruptcy Code to establish a trust that will address all current and future talc-related claims.  In January 2024, the Chapter 11 Debtors and Minerals Technologies Inc. commenced a court-approved mediation process with the Official Committee of Unsecured Creditors (appointed in the Chapter 11 Cases as the representative of current talc claimants) (the “Committee”) and the Future Claimants Representative (appointed in the Chapter 11 Cases as the representative of future talc claimants) regarding the terms of a potential consensual plan of reorganization and the ultimate amount to be contributed to any trust.  The mediation process is ongoing.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2024, we had 684 open cases related to certain talc products previously sold by Oldco, which is an increase in volume from previous years.  The following table details case activity related to talc products previously sold by Oldco:

	Three Months Ended		Twelve Months Ended
(number of claims)	Dec. 31, 2024	Dec. 31, 2023	Dec. 31, 2024	Dec. 31, 2023

Claims pending, beginning of period	663	562	574	439
Claims filed	44	75	162	256
Less: Claims dismissed, settled or otherwise resolved	23	63	52	121

Claims pending, end of period	684	574	684	574

During the pendency of the Chapter 11 Cases, the Company anticipates that the Chapter 11 Debtors will benefit from the operation of the automatic stay, which stays ongoing litigation in connection with talc-related claims against the Chapter 11 Debtors. In addition, subject to certain exceptions, the filing or continued prosecution of all talc-related claims against the Chapter 11 Debtors’ non-debtor affiliates is temporarily stayed through April 15, 2025 (subject to further extensions), the date on which a hearing is scheduled on the status of the Chapter 11 Cases.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

On June 25, 2024, the Committee filed a motion to dismiss the Chapter 11 Cases.  A hearing on the motion to dismiss, which has been adjourned several times while the parties continue to explore a consensual resolution of issues through the court-approved mediation process, is scheduled to commence on April 14, 2025 (subject to further adjournments).  The Chapter 11 Cases remain pending.

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

Note 18.  Stockholders’ Equity

Capital Stock

The Company’s authorized capital stock consists of 100 million shares of common stock, par value $0.10 per share, of which 31,895,655 shares and 32,404,721 shares were outstanding at December 31, 2024 and 2023, respectively, and 1,000,000 shares of preferred stock, none of which were issued and outstanding.

Cash Dividends

Cash dividends of $13.2 million or $0.41 per common share were paid during 2024. In January 2025, a cash dividend of approximately $3.5 million or $0.11 per share, was declared, payable in the first quarter of 2025.

Stock Award and Incentive Plan

The Company’s 2015 Stock Award and Incentive Plan provides for grants of incentive and non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, stock awards and performance unit awards (the 2015 Stock Award and Incentive Plan, as amended, referred to herein as the “Plan” and together with its predecessor for awards granted prior to May 2015, the 2001 Stock Award and Incentive Plan, as amended and restated, the “Plans”). At the Company's 2024 Annual Meeting of Stockholders, the Company's stockholders ratified the adoption of an amendment and restatement of the Plan, which increased the number of shares available for issuance pursuant to the Plan by 889,000 shares and removed certain individual award limits in light of recent tax law changes.  The Plans are administered by the Compensation Committee of the Board of Directors. Stock options granted under the Plans generally have a ten year term. The exercise price for stock options are at prices at or above the fair market value of the common stock on the date of the grant, and each award of stock options will vest ratably over a specified period, generally three years.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes stock option and restricted stock unit activity for the Plans:

		Stock Options		Restricted Stock Units
	Shares Available for Grant	Shares	Weighted Average Exercise Price per Share ($)	Shares	Weighted Average Exercise Price per Share ($)
Balance January 1, 2022	1,268,770	1,330,002	$59.91	196,133	$60.87
Granted	(341,187)	242,723	69.81	98,464	69.70
Exercised/vested	—	(121,992)	46.81	(52,441)	58.92
Canceled	152,877	(87,315)	69.49	(65,562)	61.00
Balance December 31, 2022	1,080,460	1,363,418	62.22	176,594	66.32
Granted	(358,463)	255,620	66.08	102,843	66.01
Exercised/vested	—	(91,604)	56.82	(46,141)	64.25
Canceled	58,918	(12,972)	67.54	(45,946)	64.33
Balance December 31, 2023	780,915	1,514,462	63.15	187,350	67.15
Authorized	889,000	—	—	—	—
Granted	(299,640)	196,471	66.72	103,169	66.79
Exercised/vested	—	(279,810)	55.85	(47,876)	67.19
Canceled	49,336	(5,487)	66.76	(43,849)	67.21
Balance December 31, 2024	1,419,611	1,425,636	$65.06	198,794	$66.94

Note 19.  Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) at December 31 comprised of the following components:

	December 31,
(millions of dollars)	2024	2023
Cumulative foreign currency translation	$(399.6)	$(350.9)
Unrecognized pension benefit (costs) (net of tax (expense) benefit of $(1.2) in 2024 and $8.9 in 2023)	1.9	(28.8)
Unrealized gain on cash flow hedges (net of tax expense (benefit) of $0.1 in 2024 and $(1.2) in 2023)	10.6	10.3
	$(387.1)	$(369.4)

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the changes in other comprehensive income (loss) by component:

	Year Ended December 31,
	2024			2023			2022
(millions of dollars)	Pre-Tax Amount	Tax (Expense) Benefit	Net-of- Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	Net-of- Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	Net-of- Tax Amount
Foreign currency translation adjustment	$(49.9)	$—	$(49.9)	$(6.1)	$—	$(6.1)	$(78.9)	$—	$(78.9)

Pension plans:
Net actuarial gains (losses) and prior service costs arising during the period	39.5	(9.7)	29.8	5.1	(1.4)	3.7	41.4	(9.8)	31.6
Amortization of net actuarial (gains) losses and prior service costs	1.1	(0.3)	0.8	2.5	(0.6)	1.9	4.9	(1.2)	3.7

Unrealized gains (losses) on cash flow hedges	0.4	(0.1)	0.3	(4.5)	1.2	(3.3)	10.6	(2.8)	7.8

Total other comprehensive income (loss)	$(8.9)	$(10.1)	$(19.0)	$(3.0)	$(0.8)	$(3.8)	$(22.0)	$(13.8)	$(35.8)

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

The following is a reconciliation of asset retirement obligations as of December 31, 2024 and 2023:

	December 31,
(millions of dollars)	2024	2023
Asset retirement obligation, beginning of period	$20.8	$23.8
Accretion expense	1.6	1.1
Other	6.5	(3.8)
Payments	(0.8)	(0.1)
Foreign currency translation	(0.5)	(0.2)
Asset retirement obligation, end of period	$27.6	$20.8

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In the third quarter of 2024, the Company recorded an additional $7.0 million of asset retirement obligations in relation to our mining business.

The current portion of the liability of approximately $0.6 million is included in other current liabilities and the long-term portion of the liability of approximately $27.0 million is included in other non-current liabilities in the Consolidated Balance Sheet as of December 31, 2024.

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

The Company has two reportable segments: the Consumer & Specialties segment and the Engineered Solutions segment.

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

Segment revenues, expenses, operating income and a reconciliation of the operating segment totals to the applicable line items on the consolidated financial statements is as follows:

	Year Ended December 31,
	2024			2023
(millions of dollars)	Consumer & Specialties	Engineered Solutions	Total	Consumer & Specialties	Engineered Solutions	Total

Net Sales	$1,140.2	$978.3	$2,118.5	$1,160.2	$1,009.7	$2,169.9
Cost of goods sold	890.4	680.4	1,570.8	938.6	724.4	1,663.0
Segment production margin	249.8	297.9	547.7	221.6	285.3	506.9

Marketing and administrative expenses	71.7	125.8	197.5	69.1	124.6	193.7
Research and development expenses	12.6	10.4	23.0	11.5	9.7	21.2
Gain on sale of assets, net	—	(12.3)	(12.3)	—	—	—
Impairment of assets	—	—	—	71.7	—	71.7
Restructuring and other items, net	—	—	—	0.9	3.2	4.1
Litigation expenses	—	—	—	26.8	—	26.8
Segment income from operations	$165.5	$174.0	$339.5	$41.6	$147.8	$189.4

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
	Year Ended December 31,
	2022
(millions of dollars)	Consumer & Specialties	Engineered Solutions	Total

Net Sales	$1,124.6	$1,000.9	$2,125.5
Cost of goods sold	937.0	723.5	1,660.5
Segment production margin	187.6	277.4	465.0

Marketing and administrative expenses	63.1	120.7	183.8
Research and development expenses	10.8	9.6	20.4
Acquisition-related expenses	2.1	—	2.1
Litigation expenses	32.6	—	32.6
Segment income from operations	$79.0	$147.1	$226.1

	Year Ended December 31,
(millions of dollars)	2024	2023	2022
Segment income from operations	$339.5	$189.4	$226.1
Interest expense, net	(56.4)	(59.2)	(43.9)
Other non-operating deductions, net	(4.7)	(4.9)	(3.8)
Unallocated expenses:
Provision for credit losses	30.0	—	—
Restructuring and other items, net	—	2.8	—
Acquisition-related expenses	—	0.3	3.0
Litigation expenses	11.3	2.4	—
Unallocated corporate expenses	11.7	12.1	8.3
Debt extinguishment expenses	(1.8)	—	(6.9)
Non-cash pension settlement charge	—	—	(3.5)
Income before tax and equity in earnings	$223.6	$107.7	$156.7

Segment information for the years ended December 31, 2024, 2023 and 2022 was as follows:

	Year Ended December 31,
(millions of dollars)	2024	2023	2022
Depreciation, Depletion and Amortization
Consumer & Specialties	$47.2	$47.2	$48.0
Engineered Solutions	47.7	47.7	46.2
Total	$94.9	$94.9	$94.2

Segment Assets
Consumer & Specialties	$1,289.4	$1,244.8	$1,107.5
Engineered Solutions	2,028.0	2,028.5	2,187.5
Corporate	76.5	73.3	106.6
Total	$3,393.9	$3,346.6	$3,401.6

Capital Expenditures
Consumer & Specialties	$45.2	$56.8	$44.3
Engineered Solutions	39.3	31.2	34.0
Corporate	5.0	5.5	4.0
Total	$89.5	$93.5	$82.3

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial information relating to the Company’s operations by geographic area was as follows:

	Year Ended December 31,
(millions of dollars)	2024	2023	2022
Net Sales
United States	$1,089.4	$1,144.0	$1,135.6

Canada/Latin America	151.2	150.2	148.3
Europe/Africa	521.1	525.5	496.8
Asia	356.8	350.2	344.8
Total International	$1,029.1	$1,025.9	$989.9
Consolidated net sales	$2,118.5	$2,169.9	$2,125.5

Long-Lived Assets
United States	$1,849.1	$1,842.0	$1,915.8

Canada/Latin America	14.6	17.7	16.4
Europe/Africa	147.3	157.0	162.8
Asia	110.6	114.7	112.1
Total International	$272.5	$289.4	$291.3
Consolidated long-lived assets	$2,121.6	$2,131.4	$2,207.1

Net sales and long-lived assets are attributed to countries and geographic areas based on the location of the legal entity.  No individual foreign country represents more than 10% of consolidated net sales or consolidated long-lived assets.

The Company’s sales by product category are as follows:

	Year Ended December 31,
(millions of dollars)	2024	2023	2022
Household & Personal Care	$530.0	$517.6	$476.2
Specialty Additives	610.2	642.6	648.4
High-Temperature Technologies	713.2	720.9	702.5
Environmental & Infrastructure	265.1	288.8	298.4
Total	$2,118.5	$2,169.9	$2,125.5

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Minerals Technologies Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Minerals Technologies Inc. and subsidiaries (the Company) as of December 31, 2024 and December 31, 2023, the related consolidated statements of income, comprehensive income, cash flows, and changes in shareholders’ equity for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and December 31, 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 21, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of talc litigation liability

As discussed in Note 17 to the consolidated financial statements, the Company and certain of the Company’s subsidiaries are among numerous defendants in a number of cases seeking damages for alleged exposure to asbestos-contaminated talc products sold by the Company’s subsidiary BMI Oldco Inc. (Oldco). On October 2, 2023, the Company’s subsidiaries, Oldco and Barretts Ventures Texas LLC, filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas (the “Chapter 11 Cases”) to address and comprehensively resolve Oldco’s liabilities associated with talc.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s talc litigation liability estimation process. This included controls over determining the key assumptions noted above and claims data utilized in the process. We evaluated the reasonableness of the Company’s talc litigation liability estimate by:

●	evaluating the professional qualifications, knowledge, skills, and ability of the Company’s external specialist used in compiling and evaluating claims data

●
assessing the talc related legal cases settled during the year and the open cases as of December 31, 2024, by evaluating letters obtained directly from the Company’s external and internal legal counsel

●	testing a selection of claims data used in the Company’s talc accrual calculation by comparing the selected items to underlying claims documentation

●
discussing the status and processing of significant known, actual, and potential litigation, and the status of ongoing Oldco bankruptcy proceedings with the Company’s in-house legal counsel, as well as external counsel

●	evaluating management’s assessment regarding whether an unfavorable outcome is reasonably possible or probable and reasonably estimable.

Measurement of projected pension benefit obligations

As discussed in Note 16 to the consolidated financial statements, the Company’s projected pension benefit obligations were $342.3 million as of December 31, 2024. The Company estimates the liability related to their pension plans using actuarial models that include assumptions about the Company's discount rates.

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
February 21, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Minerals Technologies Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Minerals Technologies Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, cash flows, and changes in shareholders’ equity for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule (collectively, the consolidated financial statements), and our report dated February 21, 2025 expressed an unqualified opinion on those consolidated financial statements.

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
February 21, 2025

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

The Company assessed its internal control system as of December 31, 2024 in relation to criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, the Company has determined that, as of December 31, 2024, its system of internal control over financial reporting was effective.

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

/s/ Michael A. Cipolla Vice President, Corporate Controller and Chief Accounting Officer

February 21, 2025

MINERALS TECHNOLOGIES INC. & SUBSIDIARY COMPANIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(millions of dollars)

Description	Balance at Beginning of Period	Additions Charged to Costs, Provisions and Expenses	Deductions (a)	Balance at End of Period
Year Ended December 31, 2024
Valuation and qualifying accounts deducted from assets to which they apply:
Allowance for doubtful accounts	$20.3	1.4	(4.6)	$17.1
Year Ended December 31, 2023
Valuation and qualifying accounts deducted from assets to which they apply:
Allowance for doubtful accounts	$15.1	2.8	2.4	$20.3
Year Ended December 31, 2022
Valuation and qualifying accounts deducted from assets to which they apply:
Allowance for doubtful accounts	$15.0	4.1	(4.0)	$15.1

(a)	Includes impact of write-offs, translation of foreign currencies and reclassifications for presentation purposes.

S-1