Form 10-Q
period 2025-03-30
MINERALS TECHNOLOGIES INC
filed 2025-04-25
CIK 891014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2025

or

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

As of April 14, 2025, there were 31,732,168 shares of common stock, par value of $0.10 per share, of the registrant outstanding.

MINERALS TECHNOLOGIES INC.

PART 1. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Three Months Ended
(in millions of dollars, except per share data)	Mar. 30, 2025	Mar. 31, 2024
Net sales	$491.8	$534.5

Cost of goods sold	372.2	398.6

Production margin	119.6	135.9

Marketing and administrative expenses	50.6	53.0
Research and development expenses	5.8	5.6
Provision for litigation reserve	215.0	—
Restructuring and other items, net	5.5	—
Litigation expenses	2.8	2.1

Income (loss) from operations	(160.1)	75.2

Interest expense, net	(14.2)	(14.9)
Other non-operating deductions, net	(2.0)	(0.2)
Total non-operating deductions, net	(16.2)	(15.1)

Income (loss) before tax and equity in earnings	(176.3)	60.1

Provision (benefit) for taxes on income	(32.1)	13.9
Equity in earnings of affiliates, net of tax	1.2	1.4

Net income (loss)	(143.0)	47.6
Less:
Net income attributable to non-controlling interests	1.0	0.9
Net income (loss) attributable to Minerals Technologies Inc.	$(144.0)	$46.7

Earnings (loss) per share:

Basic:
Net income (loss) attributable to Minerals Technologies Inc.	$(4.51)	$1.45

Diluted:
Net income (loss) attributable to Minerals Technologies Inc.	$(4.51)	$1.44

Cash dividends declared per common share	$0.11	$0.10

Shares used in computation of earnings per share:
Basic	31.9	32.3
Diluted	31.9	32.4

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
(in millions of dollars)	Mar. 30, 2025	Mar. 31, 2024
Net income (loss)	$(143.0)	$47.6
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	9.9	(24.3)
Pension and postretirement plan adjustments	0.1	0.2
Unrealized (loss) gains on cash flow hedges	(0.3)	1.4
Total other comprehensive income (loss), net of tax	9.7	(22.7)
Total comprehensive income (loss) including non-controlling interests	(133.3)	24.9
Comprehensive income attributable to non-controlling interests	0.4	0.2
Comprehensive income (loss) attributable to Minerals Technologies Inc.	$(133.7)	$24.7

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions of dollars)	Mar. 30, 2025*	Dec. 31, 2024 **
ASSETS

Current assets:
Cash and cash equivalents	$306.6	$333.1
Short-term investments	5.6	4.0
Accounts receivable, net	405.9	385.2
Inventories	352.5	342.1
Prepaid expenses and other current assets	65.6	66.6
Total current assets	1,136.2	1,131.0

Property, plant and equipment	2,261.6	2,236.6
Less accumulated depreciation and depletion	(1,269.7)	(1,246.9)

Property, plant and equipment, net	991.9	989.7
Goodwill	914.6	913.8
Intangible assets	215.8	218.1
Deferred income taxes	15.1	14.8
Other assets and deferred charges	127.6	126.5
Total assets	$3,401.2	$3,393.9

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term debt	$19.7	$5.1
Current maturities of long-term debt	6.6	6.5
Accounts payable	189.9	185.5
Other current liabilities	383.7	200.6
Total current liabilities	599.9	397.7

Long-term debt, net of unamortized discount and deferred financing costs	960.1	959.6
Deferred income taxes	87.9	130.5
Accrued pension and post-retirement benefits	19.1	20.5
Other non-current liabilities	99.4	102.4
Total liabilities	1,766.4	1,610.7

Commitments and contingencies

Shareholders’ equity:
Common stock	5.0	5.0
Additional paid-in capital	523.9	523.9
Retained earnings	2,366.9	2,514.5
Accumulated other comprehensive loss	(376.8)	(387.1)
Less common stock held in treasury	(920.8)	(909.3)

Total Minerals Technologies Inc. shareholders’ equity	1,598.2	1,747.0
Non-controlling interests	36.6	36.2
Total shareholders’ equity	1,634.8	1,783.2
Total liabilities and shareholders’ equity	$3,401.2	$3,393.9

*	Unaudited
**	Condensed from audited financial statements

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(in millions of dollars)	Mar. 30, 2025	Mar. 31, 2024
Operating Activities:

Net income (loss)	$(143.0)	$47.6

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation, depletion and amortization	23.5	23.5
Reduction of right of use asset	3.9	3.4
Provision for litigation reserve	215.0	—
Restructuring costs	5.5	—
Other non-cash items, net	(39.9)	7.2
Net changes in operating assets and liabilities	(69.4)	(25.8)
Net cash (used in) provided by operating activities	(4.4)	55.9

Investing Activities:

Purchases of property, plant and equipment, net	(18.3)	(16.5)
Proceeds from sale of short-term investments	3.1	1.1
Purchases of short-term investments	(4.5)	(1.3)
Other investing activities	(2.1)	0.1
Net cash used in investing activities	(21.8)	(16.6)

Financing Activities:

Proceeds from issuance of short-term debt	14.5	—
Repayment of long-term debt	—	(3.6)
Repayment of short-term debt	—	(9.7)
Purchase of common stock for treasury	(11.5)	(15.0)
Proceeds from issuance of stock under option plan	0.1	2.3
Excess tax benefits related to stock incentive programs	(3.4)	(2.8)
Cash dividends paid	(3.6)	(3.2)
Net cash used in financing activities	(3.9)	(32.0)

Effect of exchange rate changes on cash and cash equivalents	3.6	(8.8)

Net decrease in cash and cash equivalents	(26.5)	(1.5)
Cash and cash equivalents at beginning of period	333.1	317.2
Cash and cash equivalents at end of period	$306.6	$315.7

Supplemental disclosure of cash flow information:
Interest paid	$19.6	$20.3
Income taxes paid	$9.8	$7.3

Non-cash financing activities:
Treasury stock purchases settled after period end	$0.3	$0.4
Excise tax charged to equity not paid	$0.1	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	Equity Attributable to Minerals Technologies Inc.
(in millions of dollars)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interests	Total
Balance as of December 31, 2024	$5.0	$523.9	$2,514.5	$(387.1)	$(909.3)	$36.2	$1,783.2

Net income (loss)	—	—	(144.0)	—	—	1.0	(143.0)
Other comprehensive income, net	—	—	—	10.3	—	(0.6)	9.7
Dividends declared	—	—	(3.6)	—	—	—	(3.6)
Issuance of shares pursuant to employee stock compensation plans	—	0.1	—	—	—	—	0.1
Purchase of common stock for treasury	—	—	—	—	(11.5)	—	(11.5)
Stock-based compensation	—	3.0	—	—	—	—	3.0
Conversion of RSU's for tax withholding	—	(3.1)	—	—	—	—	(3.1)
Balance as of March 30, 2025	$5.0	$523.9	$2,366.9	$(376.8)	$(920.8)	$36.6	$1,634.8

	Equity Attributable to Minerals Technologies Inc.
(in millions of dollars)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interests	Total
Balance as of December 31, 2023	$4.9	$501.2	$2,360.6	$(369.4)	$(845.3)	$34.7	$1,686.7

Net income	—	—	46.7	—	—	0.9	47.6
Other comprehensive loss, net	—	—	—	(21.9)	—	(0.8)	(22.7)
Dividends declared	—	—	(3.2)	—	—	—	(3.2)
Issuance of shares pursuant to employee stock compensation plans	0.1	2.3	—	—	—	—	2.4
Purchase of common stock for treasury	—	—	—	—	(15.0)	—	(15.0)
Stock-based compensation	—	2.9	—	—	—	—	2.9
Conversion of RSU's for tax withholding	—	(2.8)	—	—	—	—	(2.8)
Balance as of March 31, 2024	$5.0	$503.6	$2,404.1	$(391.3)	$(860.3)	$34.8	$1,695.9

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared by management of Minerals Technologies Inc. (the “Company”, “MTI”, “we”, or “us”) in accordance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included. The results for the three-month period ended March 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

Company Operations

The Company is a leading, technology-driven specialty minerals company that develops, produces, and markets a broad range of mineral and mineral-based products, related systems and services. The Company serves globally a wide range of consumer and industrial markets, including household and personal care, paper and packaging, food and pharmaceutical, automotive, construction, steel and foundry, environmental and infrastructure.

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

Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40):  Disaggregation of Income Statement Expenses”, that requires entities to disclose additional information in the notes to the financial statements about prescribed categories underlying any relevant income statement expense caption.  The new standard is effective for annual reporting periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements but will result in disaggregation of the Company's income statement expenses.

Note 2.  Revenue from Contracts with Customers

The following table disaggregates our revenue by major source (product line) for the three-month periods ended March 30, 2025 and March 31, 2024:

(in millions of dollars)	Three Months Ended
Net Sales	Mar. 30, 2025	Mar. 31, 2024
Household & Personal Care	$123.1	$138.4
Specialty Additives	145.2	158.5
Consumer & Specialties Segment	268.3	296.9

High-Temperature Technologies	169.4	177.3
Environmental & Infrastructure	54.1	60.3
Engineered Solutions Segment	223.5	237.6

Total	$491.8	$534.5

Note 3.  Earnings (loss) per Share (EPS)

Basic earnings (loss) per share are based upon the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are based upon the weighted average number of common shares outstanding during the period, assuming the issuance of common shares for all potentially dilutive common shares outstanding.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended
(in millions, except per share data)	Mar. 30, 2025	Mar. 31, 2024
Net income (loss) attributable to Minerals Technologies Inc.	$(144.0)	$46.7

Weighted average shares outstanding	31.9	32.3
Dilutive effect of stock options and deferred restricted stock units	—	0.1
Weighted average shares outstanding, adjusted	31.9	32.4

Basic earnings (loss) per share attributable to Minerals Technologies Inc.	$(4.51)	$1.45

Diluted earnings (loss) per share attributable to Minerals Technologies Inc.	$(4.51)	$1.44

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Of the options outstanding of 1,596,748 and 1,671,687 for the three-month periods ended March 30, 2025 and March 31, 2024, respectively, options to purchase 1,596,748 shares and 900,163 shares of common stock for the three-month periods ending March 30, 2025 and March 31, 2024, respectively, were not included in the computation of diluted earnings (loss) per share because they were anti-dilutive, as the exercise prices of the options were greater than the average market price of the common shares.

Note 4.  Restructuring and Other Items, net

In the first quarter of 2025, the Company initiated a cost savings program, primarily through workforce reductions, and recorded a charge of $5.5 million for severance and other related costs associated with this program.

The following table outlines the amount of restructuring charges recorded within the Consolidated Statements of Income (Loss) and the segment they relate to:

	Three Months Ended
(in millions of dollars)	Mar. 30, 2025	Mar. 31, 2024

Consumer & Specialties	$2.5	$—
Engineered Solutions	0.8	—
Corporate	2.2	—
Total restructuring and other items, net	$5.5	$—

At March 30, 2025, the Company had $7.2 million included within other current liabilities in the Condensed Consolidated Balance Sheet for cash expenditures needed to satisfy remaining obligations under workforce reduction initiatives. The Company expects to pay these amounts within the next twelve months.

The following table is a reconciliation of our restructuring liability balance as of March 30, 2025:

(in millions of dollars)
Restructuring liability, December 31, 2024	$2.4
Additional provisions	5.5
Cash payments	(0.7)
Restructuring liability, March 30, 2025	$7.2

Note 5.  Income Taxes

Provision (benefit) for taxes was $(32.1) million and $13.9 million during the three-month periods ended March 30, 2025 and March 31, 2024, respectively.  The benefit from taxes in the current year relates to pre-tax losses in the period, primarily as a result of the provision for litigation reserve recorded in the first quarter. The effective tax rate was 18.2% for the three-month period ended March 30, 2025, as compared with  23.1% for the three-month period ended March 31, 2024. The lower rate was primarily due to the provision for the litigation reserve.

As of March 30, 2025, the Company had approximately $2.0 million of total unrecognized income tax benefits. Included in this amount were a total of $1.4 million of unrecognized income tax benefits that, if recognized, would affect the Company’s effective tax rate.  While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

The Company’s accounting policy is to recognize interest and penalties accrued, relating to unrecognized income tax or benefit as part of its provision for income taxes. The Company recorded net immaterial additions during the three-month period ended March 30, 2025 and had an accrued balance of $0.4 million of interest and penalties as of March 30, 2025.

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

Note 6.  Inventories

The following is a summary of inventories by major category:

(in millions of dollars)	Mar. 30, 2025	Dec. 31, 2024
Raw materials	$186.6	$167.7
Work-in-process	15.6	12.3
Finished goods	92.6	106.7
Packaging and supplies	57.7	55.4
Total inventories	$352.5	$342.1

Note 7.  Goodwill and Other Intangible Assets

Goodwill and other intangible assets with indefinite lives are not amortized, but instead are assessed for impairment, at least annually. The carrying amount of goodwill was $914.6 million and $913.8 million as of March 30, 2025 and December 31, 2024, respectively.  The net change in goodwill from December 31, 2024 to March 30, 2025 is attributable to the effects of foreign exchange.

Acquired intangible assets subject to amortization as of March 30, 2025 and December 31, 2024 were as follows:

		Mar. 30, 2025		Dec. 31, 2024
(in millions of dollars)	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Tradenames	34	$221.4	$63.9	$221.5	$63.0
Technology	13	18.8	15.2	18.8	15.1
Patents and trademarks	19	6.4	6.4	6.4	6.4
Customer relationships	21	78.2	23.5	77.5	21.6
	29	$324.8	$109.0	$324.2	$106.1

The weighted average amortization period for acquired intangible assets subject to amortization is approximately 29 years.  Estimated amortization expense is $8.6 million for the remainder of 2025, $46.0 million for 2026–2029 and $161.2 million thereafter.

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

The Company utilizes interest rate swaps to limit exposure to market fluctuations on floating-rate debt.  In the second quarter of 2023, the Company entered into a floating to fixed interest rate swap for a notional amount of $150 million.  The fair value of this swap is a liability less than $0.1 million at March 30, 2025 and is recorded in other non-current liabilities on the Condensed Consolidated Balance Sheet.  This interest rate swap is designated as a cash flow hedge.  As a result, the gains and losses associated with this interest rate swap are recorded in accumulated other comprehensive income (loss).

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

The fair value of our interest rate swap contract is determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets and is categorized as Level 2.

Note 9.  Long-Term Debt and Commitments

The following is a summary of long-term debt:

(in millions of dollars)	Mar. 30, 2025	Dec. 31, 2024
Secured Credit Agreement:
Term Loan due 2031, net of unamortized deferred financing costs and original issue discount of $7.1 million and $7.3 million	$568.0	$567.7

Senior Notes:
5.00% due 2028, net of unamortized deferred financing costs of $3.0 million and $3.2 million	397.0	396.8
Other debt	1.7	1.6
Total	$966.7	$966.1
Less: Current maturities	6.6	6.5
Total long-term debt	$960.1	$959.6

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

As of March 30, 2025, there were $19.0 million in loans and $9.1 million in letters of credit outstanding under the Revolving Facility.

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

The Company may redeem some, or all, of the Notes at any time and from time to time at the applicable redemption prices listed in the Indenture, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company has a committed loan facility in Japan. As of March 30, 2025, $0.9 million was outstanding under this loan facility.  Principal will be repaid in accordance with the payment schedule ending in 2026. The Company did not make repayments on this loan during the first quarter of 2025.

As part of the acquisition of Concept Pet Heimtierprodukte GmbH ("Concept Pet") in 2022, the Company assumed $1.9 million in long-term debt, recorded at fair value, consisting of two terms loans, one that matures in 2025 and one that matures in 2027.  Both loans have annual payments and carry a variable interest rate. The Company did not make repayments on these loans during the first quarter of 2025.

As of March 30, 2025, the Company had $18.3 million in uncommitted short-term bank credit lines, of $0.7 million were in use.

Note 10.  Benefit Plans

The Company and its subsidiaries have pension plans covering the majority of eligible employees on a contributory or non-contributory basis.  The Company also provides post-retirement health care and life insurance benefits for the majority of its U.S. retired employees.  Disclosures for the U.S. plans have been combined with those outside of the U.S. as the international plans do not have significantly different assumptions, and together represent less than 20% of our total benefit obligation.

Components of Net Periodic Benefit Cost

	Pension Benefits
	Three Months Ended
(in millions of dollars)	Mar. 30, 2025	Mar. 31, 2024
Service cost	$1.0	$1.2
Interest cost	4.2	4.0
Expected return on plan assets	(5.5)	(5.0)
Amortization:
Recognized net actuarial loss	0.2	0.4
Net periodic benefit cost	$(0.1)	$0.6

	Post-Retirement Benefits
	Three Months Ended
(in millions of dollars)	Mar. 30, 2025	Mar. 31, 2024
Service cost	$—	$—
Interest cost	—	—
Amortization:
Recognized net actuarial (gain)	(0.1)	(0.1)
Net periodic benefit cost	$(0.1)	$(0.1)

Amortization amounts of prior service costs and recognized net actuarial losses are recorded, net of tax, as increases to accumulated other comprehensive income.

The Company expects to contribute approximately $11.0 million to its pension plans and $0.1 million to its other post-retirement benefit plans in 2025.  As of March 30, 2025, approximately $1.8 million has been contributed to the pension plans and no contributions have been made to the other post-retirement benefit plans.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11.  Comprehensive Income

The following table summarizes the amounts reclassified out of accumulated other comprehensive loss attributable to the Company:

	Three Months Ended
(in millions of dollars)	Mar. 30, 2025	Mar. 31, 2024
Amortization of pension items:
Pre-tax amount	$0.1	$0.3
Tax	—	(0.1)
Net of tax	$0.1	$0.2

The pre-tax amounts in the table above are included within the components of net periodic pension benefit cost (see Note 10 to the Condensed Consolidated Financial Statements) and the tax amounts are included within the provision for taxes on income line within the Condensed Consolidated Statements of Income.

The major components of accumulated other comprehensive loss, net of related tax, attributable to MTI are as follows:

(in millions of dollars)	Foreign Currency Translation Adjustment	Unrecognized Pension Costs	Net Gain (Loss) on Derivative Instruments	Total
Balance as of December 31, 2024	$(399.6)	$1.9	$10.6	$(387.1)

Other comprehensive income (loss) before reclassifications	10.5	—	—	10.5
Amounts reclassified from AOCI	—	0.1	(0.3)	(0.2)
Net current period other comprehensive income (loss)	10.5	0.1	(0.3)	10.3
Balance as of March 30, 2025	$(389.1)	$2.0	$10.3	$(376.8)

Note 12.  Contingencies

The Company is party to a number of lawsuits arising in the normal course of our business. The Company and certain of the Company’s subsidiaries are among numerous defendants in a number of cases seeking damages for alleged exposure to asbestos-contaminated talc products sold by the Company’s subsidiary BMI Oldco Inc. (f/k/a Barretts Minerals Inc.) (“Oldco”).

On October 2, 2023 (the “Petition Date”), notwithstanding the Company’s confidence in the safety of Oldco’s talc products, the Company’s subsidiaries, Oldco and Barretts Ventures Texas LLC (“BVT” and, together with Oldco, the “Chapter 11 Debtors”), filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas (the “Chapter 11 Cases”) to address and comprehensively resolve Oldco’s liabilities associated with talc. Minerals Technologies Inc. and the Company’s other subsidiaries were not included in the Chapter 11 filing.

The Chapter 11 Debtors’ ultimate goal in the Chapter 11 Cases is to confirm a plan of reorganization under Section 524(g) of the U.S. Bankruptcy Code and utilize this provision of the Bankruptcy Code to establish a trust that will address all current and future talc-related claims.  Discussions regarding the terms of a potential consensual plan of reorganization and the ultimate amount to be contributed to any trust are ongoing.

As of March 30, 2025, we had 715 open cases related to certain talc products previously sold by Oldco, which is an increase in volume from previous years.  The following table details case activity related to talc products previously sold by Oldco:

	Three Months Ended
(number of claims)	Mar. 30, 2025	Mar. 31, 2024

Claims pending, beginning of period	684	574
Claims filed	67	30
Less: Claims dismissed, settled or otherwise resolved	36	10
Claims pending, end of period	715	594

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the pendency of the Chapter 11 Cases, the Company anticipates that the Chapter 11 Debtors will benefit from the operation of the automatic stay, which stays ongoing litigation in connection with talc-related claims against the Chapter 11 Debtors. In addition, subject to certain exceptions, the Bankruptcy Court temporarily enjoined the filing or continued prosecution of all talc-related claims against the Chapter 11 Debtors’ non-debtor affiliates.

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

While costs relating to the talc-related cases have increased concurrently with the volume, the majority of these costs have historically been borne by Pfizer Inc. (“Pfizer”) in connection with certain agreements entered into in connection with the Company’s initial public offering in 1992, and as long as the litigation is subject to the stay under the Chapter 11 Cases (subject to certain exceptions), the Company will not be required to make any payments in respect thereof. The Company is entitled to indemnification, pursuant to agreement, for liabilities arising from sales prior to the initial public offering. On May 22, 2024, Pfizer filed a motion in the Chapter 11 Cases seeking permission to file a lawsuit against the Company related to the 1992 agreement. That motion has been adjourned, and Pfizer and the Company have agreed to mediate their disputes. The Company continues to receive information from Pfizer with respect to potential costs associated with the defense and/or settlement of talc-related cases that Pfizer alleges are not subject to indemnification. Although the Company believes that the talc products are safe and that claims to the contrary are without merit, Oldco opportunistically settled certain talc-related cases in 2022 and 2023. None of such settlements were material to the Company.

In the second quarter of 2024, Oldco sold its talc assets under section 363 of the Bankruptcy Code. In addition, in the second quarter of 2024, the Company entered into a Debtor-in-Possession Credit Agreement with Oldco (the “DIP Credit Agreement”) and recorded a provision for credit loss of  $30.0 million for the maximum principal amount under such Credit Agreement.  In the second quarter of 2025, the Company agreed to amend the DIP Credit Agreement to increase the maximum principal amount under such Credit Agreement by $30 million.  Proceeds of the sale of Oldco’s talc assets and funds drawn by Oldco under the DIP Credit Agreement have been and will be used to fund the Chapter 11 Cases.

Following the Chapter 11 filing, the activities of the Chapter 11 Debtors are now subject to review and oversight by the bankruptcy court. As a result, the Chapter 11 Debtors were deconsolidated as of the Petition Date, and their assets and liabilities were derecognized from the Company’s consolidated financial statements on a prospective basis.

On June 25, 2024, the Committee filed a motion to dismiss the Chapter 11 Cases, and following a hearing on April 14 and 15, 2025, the Bankruptcy Court requested further briefing and took the matter under advisement.  The Chapter 11 Cases remain pending.

In the first quarter of 2025, the Company recorded a provision to establish a reserve of $215 million for estimated costs to fund a trust to resolve all current and future talc-related claims as well as fund the Chapter 11 Cases and related litigation costs (including the aforementioned $30 million increase to the maximum principal amount of the DIP Credit Agreement).  The parties have not yet reached a final resolution of all matters in the Chapter 11 Cases, and the Company is unable to estimate the possible loss or range of loss beyond the amount accrued.

The Company records accruals for loss contingencies associated with legal matters, including talc-related litigation and the Chapter 11 Cases, when it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated. Amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely heavily on estimates and assumptions including timing of related payments. The ability to make such estimates and judgments can be affected by various factors, including whether damages sought in the proceedings are unsubstantiated or indeterminate, the stage of the litigation, the factual and legal matters in dispute, the ability to achieve comprehensive settlements, the availability of co-defendants with substantial resources and assets participating in the litigation, and our evaluation of the unique attributes of each claim.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The broader litigation and regulatory environments for talc-related claims continue to evolve. Moreover, although the Chapter 11 Cases are progressing, it is not possible at this time to predict how the Bankruptcy Court will rule on the pending motion to dismiss, the form of any ultimate resolution, or when an ultimate resolution might occur.  Given the foregoing factors, it is reasonably possible that the Company will incur a loss for liabilities associated with talc claims in excess of the amount accrued. This risk is based on the potential for new talc-related claims that could eventually be asserted together with their associated disposition cost and related legal costs, despite the automatic stay with respect to claims against the Chapter 11 Debtors, taking into account the portion of such hypothetical claims that may be subject to indemnification by Pfizer, as well as the inability to predict the amount that may ultimately be necessary to fully and finally resolve all of the Chapter 11 Debtors’ future talc-related claims in connection with a confirmed Chapter 11 plan of reorganization. In light of the uncertainties involved in such matters, the resolution of, or recognition of additional liabilities in connection with, current or future talc claims could have a material adverse effect on the Company’s results of operations, cash flows and financial condition.

Note 13.  Segment and Related Information

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

The Company has two reportable segments: Consumer & Specialties and Engineered Solutions. See Note 1 to the Condensed Consolidated Financial Statements for further information.

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

Segment revenues, expenses, operating income and a reconciliation of the operating segment totals to the applicable line items on the condensed consolidated financial statements is as follows for the three-month periods ended March 30, 2025 and March 31, 2024:

	Three Months Ended
	Mar. 30, 2025			Mar. 31, 2024
(millions of dollars)	Consumer & Specialties	Engineered Solutions	Total	Consumer & Specialties	Engineered Solutions	Total

Net Sales	$268.3	$223.5	$491.8	$296.9	$237.6	$534.5
Cost of goods sold	215.8	156.4	372.2	233.3	165.3	398.6
Segment production margin	52.5	67.1	119.6	63.6	72.3	135.9

Marketing and administrative expenses	19.1	30.3	49.4	18.6	31.2	49.8
Research and development expenses	3.4	2.4	5.8	3.0	2.6	5.6
Restructuring and other items, net	2.5	0.8	3.3	—	—	—
Segment income from operations	$27.5	$33.6	$61.1	$42.0	$38.5	$80.5

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
	Three Months Ended
(millions of dollars)	Mar. 30, 2025	Mar. 31, 2024
Segment income from operations	$61.1	$80.5
Interest expense, net	(14.2)	(14.9)
Other non-operating deductions, net	(2.0)	(0.2)
Unallocated expenses:
Provision for litigation reserve	215.0	—
Restructuring and other items, net	2.2	—
Litigation expenses	2.8	2.1
Unallocated corporate expenses	1.2	3.2
Income (loss) before taxes and equity in earnings	$(176.3)	$60.1
Segment information is as follows for the three-month periods ended March 30, 2025 and March 31, 2024:

	Three Months Ended
(in millions of dollars)	Mar. 30, 2025	Mar. 31, 2024
Depreciation, Depletion and Amortization
Consumer & Specialties	$10.8	$11.4
Engineered Solutions	12.7	12.1
Total	$23.5	$23.5

Capital Expenditures
Consumer & Specialties	$11.5	$6.5
Engineered Solutions	5.8	9.1
Corporate	1.0	0.9
Total	$18.3	$16.5

The Company's segment assets as of March 30, 2025 and December 31, 2024 are as follows:

(in millions of dollars)	Mar. 30,	Dec. 31,
Segment Assets	2025	2024
Consumer & Specialties	$1,297.1	$1,289.4
Engineered Solutions	2,035.9	2,028.0
Corporate	68.2	76.5
Total	$3,401.2	$3,393.9

The Company's sales by product category are as follows:

	Three Months Ended
(in millions of dollars)	Mar. 30, 2025	Mar. 31, 2024
Household & Personal Care	$123.1	$138.4
Specialty Additives	145.2	158.5
High-Temperature Technologies	169.4	177.3
Environmental & Infrastructure	54.1	60.3
Total	$491.8	$534.5

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Minerals Technologies Inc.:

Results of Review of Interim Financial Information

We have reviewed the condensed consolidated balance sheet of Minerals Technologies Inc. and subsidiaries (the Company) as of March 30, 2025, the related condensed consolidated statements of income (loss), comprehensive income (loss), changes in shareholders' equity, and cash flows for the three-month periods ended March 30, 2025 and March 31, 2024 and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2024, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 21, 2025, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2024 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
April 25, 2025

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Our consolidated sales for the first quarter of 2025 were $491.8 million, a decrease of 8% as compared with $534.5 million in the prior year.  Loss from operations was $160.1 million, as compared with income of $75.2 million in the prior year.  In the first quarter of 2025, the Company recorded a provision to establish a reserve of $215 million for estimated costs to fund a trust to resolve all current and future talc-related claims for alleged exposure to asbestos-contaminated talc products sold by the Company's subsidiary BMI Oldco Inc. (f/k/a Barretts Minerals Inc.) ("Oldco") as well as fund the bankruptcy of the Company's subsidiaries, Oldco and Barretts Ventures Texas LLC ("BVT" and together with Oldco, the "Chapter 11 Debtors"), and related litigation costs.  In the first quarter, the Company also initiated a cost savings program and recorded a charge of $5.5 million for severance and other related costs.  Additionally, included in income (loss) from operations for the first quarter of 2025 and 2024 was $2.8 million and $2.1 million, respectively of litigation expenses incurred in connection with the bankruptcy of  Oldco.

Net loss in the first quarter of 2025 was $144.0 million, as compared to income of $46.7 million in the first quarter of 2024.  Diluted loss in the first quarter ended March 30, 2025 was $4.51 per share, as compared with earnings of $1.44 per share in the first quarter of 2024.

Our balance sheet continues to be strong. Cash, cash equivalents and short-term investments were $312.2 million as of March 30, 2025 and the Company had more than $650 million of available liquidity, including cash on hand as well as availability under its revolving credit facility.  We believe that these factors will allow us to meet our anticipated funding requirements.

Outlook

Beginning in the first quarter of 2025, the United States government announced additional tariffs on goods imported into the U.S. from numerous countries and multiple nations have responded with reciprocal tariffs and other actions. Certain of the U.S. government’s announcements have been followed by announcements of limited exemptions and temporary pauses, and the U.S. government stated that it is willing to negotiate with other countries regarding the tariffs, all of which has increased uncertainty regarding the ultimate effect of the tariffs on economic conditions. While the Company generally manufactures products in the markets where they are sold, the imposition of tariffs as well as uncertainty about their scope and duration could negatively affect demand, result in an increase in some input costs and/or inflation, or otherwise adversely affect economic conditions.  The Company continues to monitor the economic effects of such announcements and is implementing plans to mitigate their related impacts, but the effects associated with the tariffs remain uncertain.

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

Results of Operations

Three-month period ended March 30, 2025 as compared with three-month period ended March 31, 2024

Consolidated Income (Loss) Statement Review

	Three Months Ended
(in millions of dollars)	Mar. 30, 2025	Mar. 31, 2024	% Change
Net sales	$491.8	$534.5	(8)%
Cost of sales	372.2	398.6	(7)%
Production margin	119.6	135.9	(12)%
Production margin %	24.3%	25.4%

Marketing and administrative expenses	50.6	53.0	(5)%
Research and development expenses	5.8	5.6	4%
Provision for litigation reserve	215.0	—	*
Restructuring and other items, net	5.5	—	*
Litigation expenses	2.8	2.1	33%

Income (loss) from operations	(160.1)	75.2	*
Operating margin %	*	14.1%

Interest expense, net	(14.2)	(14.9)	(5)%
Other non-operating deductions, net	(2.0)	(0.2)	*
Total non-operating deductions, net	(16.2)	(15.1)	7%

Income (loss) before tax and equity in earnings	(176.3)	60.1	*
Provision (benefit) for taxes on income	(32.1)	13.9	*
Effective tax rate	18.2%	23.1%

Equity in earnings of affiliates, net of tax	1.2	1.4	(14)%

Net income	(143.0)	47.6	*

Net income attributable to non-controlling interests	1.0	0.9	11%
Net income (loss) attributable to Minerals Technologies Inc.	$(144.0)	$46.7	*

*  Not meaningful

Net Sales

	Three Months Ended Mar. 30, 2025			Three Months Ended Mar. 31, 2024
(in millions of dollars)	Net Sales	% of Total Sales	% Change	Net Sales	% of Total Sales
U.S.	$262.4	53.4%	(5)%	$275.1	51.5%
International	229.4	46.6%	(12)%	259.4	48.5%
Total sales	$491.8	100.0%	(8)%	$534.5	100.0%

Consumer & Specialties Segment	$268.3	54.6%	(10)%	$296.9	55.5%
Engineered Solutions Segment	223.5	45.4%	(6)%	237.6	44.5%
Total sales	$491.8	100.0%	(8)%	$534.5	100.0%

Worldwide net sales decreased 8% to $491.8 million in the first quarter from $534.5 million in the prior year driven by softer demand conditions in both segments and the unfavorable impact of foreign exchange.

Net sales in the United States were $262.4 million in the first quarter of 2025, as compared to $275.1 million in the prior year, a decrease of 5%.  International sales decreased to $229.4 million from $259.4 million in the prior year.

Operating Costs and Expenses

Cost of sales was $372.2 million and represented 75.7% of sales for the three-month period ended March 30, 2025, as compared with $398.6 million and 74.6% of sales in the prior year. Production margin decreased from 25.4% of sales in the prior year to 24.3% of sales in the first quarter of 2025.

Marketing and administrative costs were $50.6 million and 10.3% of sales for the three-month period ended March 30, 2025, as compared to $53.0 million and 9.9% of sales in the prior year.

Research and development expenses were $5.8 million and represented 1.2% of sales for the three-month period ended March 30, 2025, as compared with $5.6 million and 1.0% of sales in the prior year.

In the first quarter of 2025, the Company recorded a provision of $215 million to establish a reserve for estimated costs to fund a trust to resolve all current and future talc-related claims as well as fund the bankruptcy of Oldco and BVT, and related litigation costs. Additionally, the Company initiated a cost savings program and recorded a charge of $5.5 million for severance and other related costs.

The Company recorded litigation expenses in connection with Oldco's bankruptcy filing of $2.8 million and $2.1 million during the three-month periods ended March 30, 2025 and March 31, 2024, respectively.

Income (Loss) from Operations

The Company recorded a loss from operations of $160.1 million as compared to income of $75.2 million in the prior year. Loss from operations includes a provision for litigation reserve of $215 million and restructuring costs of $5.5 million for the three-month period ended March 30, 2025. In addition, income (loss) from operations includes litigation expenses in connection with Oldco's bankruptcy filing of $2.8 million and $2.1 million during the three-month periods ended March 30, 2025 and March 31, 2024, respectively.

Other Non-Operating Income (Deductions), net

In the first quarter of 2025, non-operating deductions were $16.2 million, as compared with $15.1 million in the prior year. Included in other non-operating deductions in the first quarter of 2025 was net interest expense of $14.2 million, as compared to $14.9 million in the first quarter of the prior year.

Provision (Benefit) for Taxes on Income

Benefit for taxes on loss was $32.1 million for the three-month period ended March 30, 2025, as compared with a provision of $13.9 million in the prior year.  The effective tax rate was 18.2% for the three-month period ended March 30, 2025, as compared with 23.1% in the prior ended March 31, 2024.  The rate was primarily lower due to the provision for litigation reserve recorded in the first quarter of 2025.

Net Income (Loss) Attributable to MTI Shareholders

Net loss attributable to MTI shareholders was $144.0 million for the three-month period ended March 30, 2025, as compared with net income of $46.7 million in the prior year.

Segment Review

The following discussions highlight the operating results for each of our two segments.

	Three Months Ended
Consumer & Specialties Segment	Mar. 30, 2025	Mar. 31, 2024	% Change
	(in millions of dollars)
Net Sales
Household & Personal Care	$123.1	$138.4	(11)%
Special Additives	145.2	158.5	(8)%
Total net sales	$268.3	$296.9	(10)%

Income from operations	$27.5	$42.0	(35)%
% of net sales	10.2%	14.1%

Net sales in the Consumer & Specialties segment was $268.3 million for the three-month period ended March 30, 2025, as compared with $296.9 million in the prior year. Foreign exchange had an unfavorable impact of approximately 2%.  Household & Personal Care sales decreased 11% to $123.1 million, as compared with $138.4 million in the prior year driven by customer inventory destocking and inconsistent ordering patterns. Sales in Specialty Additives decreased 8%  to $145.2 million as compared with prior year driven by delayed shipments due to tariff uncertainty and customer maintenance outages at paper and packaging sites.

Income from operations was $27.5 million, as compared to $42.0 million in the prior year due to higher operating costs primarily through unfavorable volume leverage and product mix.  Included in income from operations for the three-month period ended March 30, 2025 were $2.5 million of restructuring costs.

	Three Months Ended
Engineered Solutions Segment	Mar. 30, 2025	Mar. 31, 2024	% Change
	(in millions of dollars)
Net Sales
High-Temperature Technologies	$169.4	$177.3	(4)%
Environmental & Infrastructure	54.1	60.3	(10)%
Total net sales	$223.5	$237.6	(6)%

Income from operations	$33.6	$38.5	(13)%
% of net sales	15.0%	16.2%

Net sales in the Engineered Solutions segment decreased 6% to $223.5 million from $237.6 million in the prior year. Foreign exchange had an unfavorable impact of approximately 1%. High-Temperature Technologies sales decreased 4% to $169.4 million, as compared with $177.3 million in the prior year as soft demand conditions in some industrial end markets persisted in the first quarter. Environmental & Infrastructure sales decreased 10% to $54.1 million, as compared with $60.3 million in the prior year as continued stability in environmental and construction projects were offset by lower sales in offshore water filtration and services.

Income from operations was $33.6 million and 15.0% of sales as compared with $38.5 million and 16.2% of sales in the prior year due to lower sales levels and unfavorable product mix in the Environmental & Infrastructure product line.  Included in income from operations for the three-month period ended March 30, 2025 were $0.8 million of restructuring costs.

Liquidity and Capital Resources

Cash used in operations during the three-month period ended March 30, 2025, was approximately $4.4 million. Cash flows  from operations during the first quarter of 2025 were principally used to fund capital expenditures, repurchase shares, and to pay the Company’s dividend to common shareholders.  The aggregate maturities of long-term debt are as follows:  remainder of 2025 - $6.5 million; 2026 - $6.4 million; 2027 - $6.0 million; 2028 - $405.8 million; 2029 - $5.7 million; thereafter - $546.3 million.

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

As of March 30, 2025, there were $19.0 million in loans and $9.1 million in letters of credit outstanding under the Revolving Facility.

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

The Company may redeem some, or all, of the Notes at any time and from time to time at the applicable redemption prices listed in the Indenture, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date.

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

The Company has a committed loan facility in Japan. As of March 30, 2025, $0.9 million was outstanding under this loan facility.  Principal will be repaid in accordance with the payment schedule ending in 2026. The Company did not make repayments on this loan during the first quarter of 2025.

As part of the Concept Pet acquisition, the Company assumed $1.9 million in long-term debt, recorded at fair value, consisting of two terms loans, one that matures in 2025 and one that matures in 2027.  Both loans have annual payments and carry a variable interest rate. The Company did not make repayments on these loans during the first quarter of 2025.

As of March 30, 2025, the Company had $18.3 million in uncommitted short-term bank credit lines, of which $0.7 were in use. The credit lines are primarily outside the U.S. and are generally one year in term at competitive market rates at large, well-established institutions.  The Company typically uses its available credit lines to fund working capital requirements or local capital spending needs.

We anticipate that capital expenditures for 2025 should be approximately $90 million, principally related to opportunities to improve our operations and meet our strategic growth objectives.  We expect to meet our other long-term financing requirements from internally generated funds and committed and uncommitted bank credit lines.

In the second quarter of 2023, the Company entered into a new floating to fixed interest rate swap for a notional amount of $150 million. The fair value of this instrument at March 30, 2025 is a liability less than $0.1 million.

On October 16, 2024, the Company's Board of Directors authorized the Company's management to repurchase, at its discretion, up to $200 million of the Company's shares.  As of March 30, 2025, 199,138 shares have been repurchased under this program for $14.3 million, or an average price of approximately $71.75 per share.

The Company is required to make future payments under various contracts, including debt agreements and lease agreements. The Company also has commitments to fund its pension plans and provide payments for other postretirement benefit plans. During the three-month period ended March 30, 2025, there were no material changes in the Company’s contractual obligations.

The Company and certain of the Company’s subsidiaries are among numerous defendants in over seven hundred cases seeking damages for alleged exposure to asbestos-contaminated talc products sold by the Company’s subsidiary Oldco. The Company’s position is that these cases are meritless and all talc products sold by Oldco are safe. On October 2, 2023 (the “Petition Date”), notwithstanding the Company’s confidence in the safety of Oldco’s talc products, the Chapter 11 Debtors filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas (the “Chapter 11 Cases”) to address and comprehensively resolve Oldco’s liabilities associated with talc. Minerals Technologies Inc. and the Company’s other subsidiaries were not included in the Chapter 11 filing.

The Chapter 11 Debtors’ ultimate goal in the Chapter 11 Cases is to confirm a plan of reorganization under Section 524(g) of the U.S. Bankruptcy Code and utilize this provision of the Bankruptcy Code to establish a trust that will address all current and future talc-related claims.  Discussions regarding the terms of a potential consensual plan of reorganization and the ultimate amount to be contributed to any trust are ongoing.

In the second quarter of 2024, Oldco sold its talc assets under section 363 of the U.S. Bankruptcy Code. In addition, in the second quarter of 2024, the Company entered into a Debtor-in-Possession Credit Agreement with Oldco (the "DIP Credit Agreement") and recorded a provision for credit loss of $30 million for the maximum principal amount under such DIP Credit Agreement. In the second quarter of 2025, the Company amended the DIP Credit Agreement to increase the maximum principal amount available under the DIP Credit Agreement by $30 million.  Proceeds of the sale of Oldco's talc assets, as well as the funds drawn by Oldco under the DIP Credit Agreement,  have been and will be used to fund the Chapter 11 Cases.

In the first quarter of 2025, the Company recorded a provision to establish a reserve of $215 million for estimated costs to fund a trust to resolve all current and future talc-related claims as well as fund the Chapter 11 Cases and related litigation costs (including the aforementioned $30 million increase to the maximum principal amount of the DIP Credit Agreement).  The parties have not yet reached a final resolution of all matters in the Chapter 11 Cases, and the Company is unable to estimate the possible loss or range of loss beyond the amount accrued.

During the pendency of the Chapter 11 Cases, the Company anticipates that the Chapter 11 Debtors will benefit from the operation of the automatic stay, which stays ongoing litigation in connection with talc-related claims against Oldco. In addition, subject to certain exceptions, the Bankruptcy Court temporarily enjoined the filing or continued prosecution of all talc-related claims against the Chapter 11 Debtors’ non-debtor affiliates. The Chapter 11 Debtors have been deconsolidated from the Company’s financial statements since the Petition Date.

Although the Chapter 11 Cases are progressing, it is not possible to predict the form of any ultimate resolution or when an ultimate resolution might occur at this time. Accordingly, the Company is unable to estimate the possible loss or range of loss related to the amount that will be necessary to fully and finally resolve all of the Chapter 11 Debtors’ current and future talc-related claims in connection with a confirmed Chapter 11 plan of reorganization beyond the amount accrued. See Note 12 to the Condensed Consolidated Financial Statements included in this report for more information.

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

Forward-looking statements are necessarily based on assumptions, estimates and limited information available at the time they are made. A broad variety of risks and uncertainties, both known and unknown, as well as the inaccuracy of assumptions and estimates, can affect the realization of the expectations or forecasts in these statements. Many of these risks and uncertainties are difficult to predict or are beyond the Company’s control. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. Significant factors that could affect the expectations and forecasts include worldwide general economic, business, and industry conditions; the cyclicality of our customers’ businesses and their changing regional demands; our ability to compete in very competitive industries; consolidation in customer industries, principally paper, foundry and steel; our ability to renew or extend long term sales contracts for our satellite operations; our ability to generate cash to service our debt; our ability to comply with the covenants in the agreements governing our debt; our ability to effectively achieve and implement our growth initiatives or consummate the transactions described in the statements; our ability to successfully develop new products; our ability to defend our intellectual property; the increased risks of doing business abroad including with respect to changes in tariffs; the availability of raw materials and access to ore reserves at our mining operations, or increases in costs of raw materials, energy, or shipping; compliance with or changes to regulation in the areas of environmental, health and safety, and tax; risks and uncertainties related to the voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code filed by our subsidiaries BMI Oldco Inc. (f/k/a Barretts Minerals Inc.) and Barretts Ventures Texas LLC; claims for legal, environmental and tax matters or product stewardship issues; operating risks and capacity limitations affecting our production facilities; seasonality of some of our businesses; cybersecurity and other threats relating to our information technology systems; and other risk factors set forth under “Item 1A — Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, and in Exhibit 99 to this Quarterly Report on Form 10-Q.

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

Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40):  Disaggregation of Income Statement Expenses”, that requires entities to disclose additional information in the notes to the financial statements about prescribed categories underlying any relevant income statement expense caption.  The new standard is effective for annual reporting periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements but will result in disaggregation of the Company's income statement expenses.

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

There have been no material changes to the critical accounting estimates that our accounting policies require us to make in the preparation of our consolidated financial statements, as described in the 2024 Annual Report on Form 10-K.

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

In the second quarter of 2023, the Company entered into a floating to fixed interest rate swap for a notional amount of $150 million. The fair value of this instrument at March 30, 2025 is a liability less than $0.1 million.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.  Risk Factors

For a description of Risk Factors, see Exhibit 99 attached to this report. There have been no material changes to our risk factors from those disclosed in our 2024 Annual Report on Form 10-K.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Dollar Value of Shares that May Yet be Purchased Under the Program
January 1 - January 26	32,300	$74.36	67,234	$194,828,953
January 27 - February 23	38,338	$73.51	105,572	$192,010,867
February 24 - March 30	93,566	$67.32	199,138	$185,712,036
Total	164,204	$70.15

On October 16, 2024, the Company's Board of Directors authorized the Company's management to repurchase, at its discretion, up to $200 million of the Company's shares.  As of March 30, 2025, 199,138 shares have been repurchased under this program for $14.3 million, or an average price of approximately $71.75 per share.

ITEM 3.  Default Upon Senior Securities

Not applicable.

ITEM 4.  Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Quarterly Report on Form 10-Q.

ITEM 5.  Other Information

During the three-month period ended March 30, 2025, none of our directors or executive officers adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

April 25, 2025