Form 10-Q
period 2025-06-29
MINERALS TECHNOLOGIES INC
filed 2025-07-25
CIK 891014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2025

or

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

As of July 18, 2025, there were 31,376,116 shares of common stock, par value of $0.10 per share, of the registrant outstanding.

MINERALS TECHNOLOGIES INC.
INDEX TO FORM 10-Q

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Statements of Income (Loss) for the three-month and six-month periods ended June 29, 2025 and June 30, 2024 (Unaudited)	3

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three-month and six-month periods ended June 29, 2025 and June 30, 2024 (Unaudited)	4

	Condensed Consolidated Balance Sheets as of June 29, 2025 (Unaudited) and December 31, 2024	5

	Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 29, 2025 and June 30, 2024 (Unaudited)	6

	Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three-month periods ended June 29, 2025 and March 30, 2025 and June 30, 2024 and March 31, 2024 (Unaudited)	7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8

	Report of Independent Registered Public Accounting Firm	20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	31

Item 4.	Controls and Procedures	31

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3.	Default Upon Senior Securities	32

Item 4.	Mine Safety Disclosures	32

Item 5.	Other Information	32

Item 6.	Exhibits	32

Signature		33

PART 1. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
(in millions of dollars, except per share data)	Jun. 29, 2025	Jun. 30, 2024	Jun. 29, 2025	Jun. 30, 2024

Net sales	$528.9	$541.2	$1,020.7	$1,075.7
Cost of goods sold	392.0	397.3	764.2	795.9
Production margin	136.9	143.9	256.5	279.8

Marketing and administrative expenses	52.2	53.3	102.8	106.3
Research and development expenses	5.7	5.8	11.5	11.4
Provision for litigation reserve and credit losses	—	30.0	215.0	30.0
Restructuring and other items	5.8	—	11.3	—
Gain on sale of assets, net	(5.6)	—	(5.6)	—
Litigation expenses	4.2	4.2	7.0	6.3

Income (loss) from operations	74.6	50.6	(85.5)	125.8

Interest expense, net	(13.6)	(14.9)	(27.8)	(29.8)
Other non-operating deductions, net	(1.9)	(1.1)	(3.9)	(1.3)
Total non-operating deductions, net	(15.5)	(16.0)	(31.7)	(31.1)

Income (loss) before tax and equity in earnings	59.1	34.6	(117.2)	94.7
Provision (benefit) for taxes on income	13.9	15.6	(18.2)	29.5
Equity in earnings of affiliates, net of tax	1.1	1.9	2.3	3.3

Net income (loss)	46.3	20.9	(96.7)	68.5
Less:
Net income attributable to non-controlling interests	0.9	1.2	1.9	2.1
Net income (loss) attributable to Minerals Technologies Inc.	$45.4	$19.7	$(98.6)	$66.4

Earnings (loss) per share:

Basic:
Net income (loss) attributable to Minerals Technologies Inc.	$1.44	$0.61	$(3.11)	$2.06

Diluted:
Net income (loss) attributable to Minerals Technologies Inc.	$1.44	$0.61	$(3.11)	$2.05

Cash dividends declared per common share	$0.11	$0.10	$0.22	$0.20

Shares used in computation of earnings per share:
Basic	31.6	32.2	31.7	32.3
Diluted	31.6	32.4	31.7	32.4

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
(in millions of dollars)	Jun. 29, 2025	Jun. 30, 2024	Jun. 29, 2025	Jun. 30, 2024

Net income (loss)	$46.3	$20.9	$(96.7)	$68.5
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	30.0	(9.9)	39.8	(34.3)
Pension and postretirement plan adjustments	0.1	0.2	0.2	0.5
Unrealized gains (losses) on derivative instruments	—	0.1	(0.2)	1.5
Total other comprehensive income (loss), net of tax	30.1	(9.6)	39.8	(32.3)
Total comprehensive income (loss) including non-controlling interests	76.4	11.3	(56.9)	36.2
Comprehensive income attributable to non-controlling interests	1.2	0.4	1.5	0.6
Comprehensive income (loss) attributable to Minerals Technologies Inc.	$75.2	$10.9	$(58.4)	$35.6

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions of dollars)	Jun. 29, 2025*	Dec. 31, 2024 **
ASSETS

Current assets:
Cash and cash equivalents	$313.8	$333.1
Short-term investments	6.1	4.0
Accounts receivable, net	425.9	385.2
Inventories	359.6	342.1
Prepaid expenses and other current assets	67.4	66.6
Total current assets	1,172.8	1,131.0

Property, plant and equipment	2,299.6	2,236.6
Less accumulated depreciation and depletion	(1,293.2)	(1,246.9)

Property, plant and equipment, net	1,006.4	989.7
Goodwill	915.9	913.8
Intangible assets	214.4	218.1
Deferred income taxes	15.8	14.8
Other assets and deferred charges	129.5	126.5
Total assets	$3,454.8	$3,393.9

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term debt	$17.7	$5.1
Current maturities of long-term debt	6.6	6.5
Accounts payable	198.0	185.5
Other current liabilities	380.5	200.6
Total current liabilities	602.8	397.7

Long-term debt, net of unamortized discount and deferred financing costs	959.0	959.6
Deferred income taxes	87.8	130.5
Accrued pension and post-retirement benefits	16.9	20.5
Other non-current liabilities	100.3	102.4
Total liabilities	1,766.8	1,610.7

Commitments and contingencies

Shareholders’ equity:
Common stock	5.0	5.0
Additional paid-in capital	526.9	523.9
Retained earnings	2,408.9	2,514.5
Accumulated other comprehensive loss	(346.9)	(387.1)
Less common stock held in treasury	(939.9)	(909.3)

Total Minerals Technologies Inc. shareholders’ equity	1,654.0	1,747.0
Non-controlling interests	34.0	36.2
Total shareholders’ equity	1,688.0	1,783.2
Total liabilities and shareholders’ equity	$3,454.8	$3,393.9

*	Unaudited
**	Condensed from audited financial statements

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(in millions of dollars)	Jun. 29, 2025	Jun. 30, 2024
Operating Activities:

Net income (loss)	$(96.7)	$68.5

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	45.5	47.5
Reduction of right of use asset	7.8	7.0
Provision for litigation reserve and credit losses	215.0	30.0
Restructuring costs	11.3	—
Other non-cash items, net	(40.1)	9.7
Net changes in operating assets and liabilities	(84.3)	(56.7)
Net cash provided by operating activities	58.5	106.0

Investing Activities:

Purchases of property, plant and equipment, net	(47.4)	(36.7)
Payments related to acquisition of business, net of cash acquired	—	(4.0)
Proceeds from sale of short-term investments	3.9	3.1
Purchases of short-term investments	(5.5)	(5.2)
Other investing activities	(8.7)	(3.0)
Net cash used in investing activities	(57.7)	(45.8)

Financing Activities:

Proceeds from issuance of short-term debt	12.5	—
Repayment of long-term debt	(1.6)	(7.2)
Repayment of short-term debt	—	(16.3)
Purchase of common stock for treasury	(30.5)	(34.6)
Proceeds from issuance of stock under option plan	0.1	13.0
Excess tax benefits related to stock incentive programs	(3.5)	(2.8)
Dividends paid to non-controlling interests	(3.7)	(0.4)
Cash dividends paid	(7.0)	(6.5)
Net cash used in financing activities	(33.7)	(54.8)

Effect of exchange rate changes on cash and cash equivalents	13.6	(12.0)

Net decrease in cash and cash equivalents	(19.3)	(6.6)
Cash and cash equivalents at beginning of period	333.1	317.2
Cash and cash equivalents at end of period	$313.8	$310.6

Supplemental disclosure of cash flow information:
Interest paid	$26.7	$31.3
Income taxes paid	$40.1	$36.2

Non-cash financing activities:
Treasury stock purchases settled after period end	$0.3	$0.3
Excise tax charged to equity not paid	$0.2	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	Equity Attributable to Minerals Technologies Inc.
(in millions of dollars)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interests	Total
Balance as of December 31, 2024	$5.0	$523.9	$2,514.5	$(387.1)	$(909.3)	$36.2	$1,783.2

Net income (loss)	—	—	(144.0)	—	—	1.0	(143.0)
Other comprehensive income, net	—	—	—	10.3	—	(0.6)	9.7
Dividends declared	—	—	(3.6)	—	—	—	(3.6)
Issuance of shares pursuant to employee stock compensation plans	—	0.1	—	—	—	—	0.1
Purchase of common stock for treasury	—	—	—	—	(11.5)	—	(11.5)
Stock-based compensation	—	3.0	—	—	—	—	3.0
Conversion of RSU's for tax withholding	—	(3.1)	—	—	—	—	(3.1)
Balance as of March 30, 2025	$5.0	$523.9	$2,366.9	$(376.8)	$(920.8)	$36.6	$1,634.8

Net income	—	—	45.4	—	—	0.9	46.3
Other comprehensive income, net	—	—	—	29.9	—	0.2	30.1
Dividends declared	—	—	(3.4)	—	—	—	(3.4)
Dividends paid to non-controlling interests	—	—	—	—	—	(3.7)	(3.7)
Purchase of common stock for treasury	—	—	—	—	(19.1)	—	(19.1)
Stock-based compensation	—	3.0	—	—	—	—	3.0
Balance as of June 29, 2025	$5.0	$526.9	$2,408.9	$(346.9)	$(939.9)	$34.0	$1,688.0

	Equity Attributable to Minerals Technologies Inc.
(in millions of dollars)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interests	Total
Balance as of December 31, 2023	$4.9	$501.2	$2,360.6	$(369.4)	$(845.3)	$34.7	$1,686.7

Net income	—	—	46.7	—	—	0.9	47.6
Other comprehensive loss, net	—	—	—	(21.9)	—	(0.8)	(22.7)
Dividends declared	—	—	(3.2)	—	—	—	(3.2)
Issuance of shares pursuant to employee stock compensation plans	0.1	2.3	—	—	—	—	2.4
Purchase of common stock for treasury	—	—	—	—	(15.0)	—	(15.0)
Stock-based compensation	—	2.9	—	—	—	—	2.9
Conversion of RSU's for tax withholding	—	(2.8)	—	—	—	—	(2.8)
Balance as of March 31, 2024	$5.0	$503.6	$2,404.1	$(391.3)	$(860.3)	$34.8	$1,695.9

Net income	—	—	19.7	—	—	1.2	20.9
Other comprehensive loss, net	—	—	—	(8.9)	—	(0.7)	(9.6)
Dividends declared	—	—	(3.3)	—	—	—	(3.3)
Dividends paid to non-controlling interests	—	—	—	—	—	(0.4)	(0.4)
Issuance of shares pursuant to employee stock compensation plans	—	10.7	—	—	—	—	10.7
Purchase of common stock for treasury	—	—	—	—	(19.7)	—	(19.7)
Stock-based compensation	—	3.0	—	—	—	—	3.0
Balance as of June 30, 2024	$5.0	$517.3	$2,420.5	$(400.2)	$(880.0)	$34.9	$1,697.5

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared by management of Minerals Technologies Inc. (together with its subsidiaries, the “Company”, “MTI”, “we”, or “us”) in accordance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included. The results for the three-month and six-month period ended June 29, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the three and six month periods ended June 29, 2025.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740):  Improvements to Income Tax Disclosures”, that requires entities to disclose additional information about federal, state, and foreign income taxes primarily related to the income tax rate reconciliation and income taxes paid.  The new standard also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities.  The new standard is effective for periods beginning on or after December 15, 2024.   The adoption of this standard did not have a material impact on the Company’s consolidated financial statements but could result in disaggregation of the Company's tax footnote.

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

Note 2.  Revenue from Contracts with Customers

The following table disaggregates our revenue by major source (product line) for the three and six-month periods ended June 29, 2025 and June 30, 2024:

(in millions of dollars)	Three Months Ended		Six Months Ended
Net Sales	Jun. 29, 2025	Jun. 30, 2024	Jun. 29, 2025	Jun. 30, 2024
Household & Personal Care	$127.4	$126.8	$250.5	$265.2
Specialty Additives	150.3	157.5	295.5	316.0
Consumer & Specialties Segment	277.7	284.3	546.0	581.2

High-Temperature Technologies	178.4	184.7	347.8	362.0
Environmental & Infrastructure	72.8	72.2	126.9	132.5
Engineered Solutions Segment	251.2	256.9	474.7	494.5

Total net sales	$528.9	$541.2	$1,020.7	$1,075.7

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Six Months Ended
(in millions of dollars, except per share data)	Jun. 29, 2025	Jun. 30, 2024	Jun. 29, 2025	Jun. 30, 2024
Net income (loss) attributable to Minerals Technologies Inc.	$45.4	$19.7	$(98.6)	$66.4

Weighted average shares outstanding	31.6	32.2	31.7	32.3
Dilutive effect of stock options and deferred restricted stock units	—	0.2	—	0.1
Weighted average shares outstanding, adjusted	31.6	32.4	31.7	32.4

Basic earnings (loss) per share attributable to Minerals Technologies Inc.	$1.44	$0.61	$(3.11)	$2.06

Diluted earnings (loss) per share attributable to Minerals Technologies Inc.	$1.44	$0.61	$(3.11)	$2.05

Of the options outstanding of 1,594,166 and 1,482,563 for the three-month and six-month periods ended June 29, 2025 and June 30, 2024, respectively, options to purchase 1,387,282 shares and 196,471 shares of common stock for the three-month and six-month periods ending June 29, 2025 and June 30, 2024, respectively, were not included in the computation of diluted earnings (loss) per share because they were anti-dilutive, as the exercise prices of the options were greater than the average market price of the common shares. Due to our net loss in the six month period ended June 29, 2025, all options to purchase shares were anti-dilutive and were excluded.

Note 4.  Restructuring and Other Items

In the second quarter of 2025, the Company recorded a $5.8 million charge in restructuring and other items for the write-down of assets and other charges relating to the consolidation of two facilities.

In the first quarter of 2025, the Company initiated a cost savings program, primarily through workforce reductions, and recorded a charge of $5.5 million for severance and other related costs associated with this program.

The following table outlines the amount of restructuring charges recorded within the Condensed Consolidated Statements of Income (Loss) and the segment they relate to:

	Three Months Ended		Six Months Ended
(in millions of dollars)	Jun. 29, 2025	Jun. 30, 2024	Jun. 29, 2025	Jun. 30, 2024
Write-down of assets
Consumer & Specialties	$1.7	$—	$1.7	$—
Engineered Solutions	1.7	—	1.7	—
Total charge for asset write-downs	$3.4	$—	$3.4	$—

Severance and other related costs
Consumer & Specialties	$1.6	$—	$4.1	$—
Engineered Solutions	0.8	—	1.6	—
Corporate	—	—	2.2	—
Total severance and other related costs	$2.4	$—	$7.9	$—

Total restructuring and other items	$5.8	$—	$11.3	$—

At June 29, 2025, the Company had $6.7 million included within other current liabilities in the Condensed Consolidated Balance Sheet for cash expenditures needed to satisfy remaining obligations under workforce reduction initiatives. The Company expects to pay these amounts within the next twelve months.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table is a reconciliation of our restructuring liability balance relating to workforce reductions as of June 29, 2025:

(in millions of dollars)
Restructuring liability, December 31, 2024	$2.4
Additional provisions	5.5
Cash payments	(1.2)
Restructuring liability, June 29, 2025	$6.7

Note 5.  Income Taxes

Provision (benefit) for taxes was $13.9 million and $(18.2) million during the three-month and six-month periods ended June 29, 2025. Provision for taxes was $15.6 million and $29.5 million during the three-month and six-month periods ended June 30, 2024.  The benefit from taxes for the six-month period ended June 29, 2025 relates to pre-tax losses, primarily as a result of the provision for litigation reserve and credit losses recorded in the first quarter of 2025. The effective tax rate was 23.5% for the three-month period ended June 29, 2025, as compared with 45.1% for the three-month period ended June 30, 2024. The effective tax rate was 15.5% for the six-month period ended June 29, 2025, as compared with 31.2% for the six-month period ended June 30, 2024.  The lower rate in the current year was primarily due to the provision for the litigation reserve and credit losses and the mixture of earnings.

As of June 29, 2025, the Company had approximately $2.0 million of total unrecognized income tax benefits. Included in this amount were a total of $1.4 million of unrecognized income tax benefits that, if recognized, would affect the Company’s effective tax rate.  While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

The Company’s accounting policy is to recognize interest and penalties accrued, relating to unrecognized income tax or benefit as part of its provision for income taxes. The Company recorded net immaterial additions during the three-month period ended June 29, 2025 and had an accrued balance of $0.4 million of interest and penalties as of June 29, 2025.

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

On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the U.S., which contains a broad range of tax reform provisions affecting businesses.  The Company is currently evaluating the full effects of the legislation on our estimated annual effective tax rate and cash tax position, but we expect that the legislation will likely not have a material impact on our financial statements.

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

Note 6.  Inventories

The following is a summary of inventories by major category:

(in millions of dollars)	Jun. 29, 2025	Dec. 31, 2024
Raw materials	$164.4	$167.7
Work-in-process	13.7	12.3
Finished goods	123.5	106.7
Packaging and supplies	58.0	55.4
Total inventories	$359.6	$342.1

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7.  Goodwill and Other Intangible Assets

Goodwill and other intangible assets with indefinite lives are not amortized, but instead are assessed for impairment, at least annually. The carrying amount of goodwill was $915.9 million and $913.8 million as of June 29, 2025 and December 31, 2024, respectively.  The net change in goodwill from December 31, 2024 to June 29, 2025 is attributable to the effects of foreign exchange.

Acquired intangible assets subject to amortization as of June 29, 2025 and December 31, 2024 were as follows:

		Jun. 29, 2025		Dec. 31, 2024
(in millions of dollars)	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Tradenames	34	$221.4	$65.1	$221.5	$63.0
Technology	13	18.8	15.3	18.8	15.1
Patents and trademarks	19	6.4	6.4	6.4	6.4
Customer relationships	21	80.2	25.6	77.5	21.6
	29	$326.8	$112.4	$324.2	$106.1

The weighted average amortization period for acquired intangible assets subject to amortization is approximately 29 years.  Estimated amortization expense is $7.2 million for the remainder of 2025, $46.0 million for 2026–2029 and $161.2 million thereafter.

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

The Company utilizes interest rate swaps to limit exposure to market fluctuations on floating-rate debt.  In the second quarter of 2023, the Company entered into a floating to fixed interest rate swap for a notional amount of $150 million.  The fair value of this swap is an asset less than $0.1 million at June 29, 2025 and is recorded in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet.  This interest rate swap is designated as a cash flow hedge.  As a result, the gains and losses associated with this interest rate swap are recorded in accumulated other comprehensive income (loss).

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

Note 9.  Long-Term Debt and Commitments

The following is a summary of long-term debt:

(in millions of dollars)	Jun. 29, 2025	Dec. 31, 2024
Secured Credit Agreement:
Term Loan due 2031, net of unamortized deferred financing costs and original issue discount of $6.9 million and $7.3 million	$566.6	$567.7

Senior Notes:
5.00% due 2028, net of unamortized deferred financing costs of $2.8 million and $3.2 million	397.2	396.8
Other debt	1.8	1.6
Total	$965.6	$966.1
Less: Current maturities of long-term debt	6.6	6.5
Total long-term debt	$959.0	$959.6

On November 26, 2024, the Company entered into a Refinancing Facility Agreement and Incremental Facility Amendment (the “Amendment”) to amend the previous credit agreement (the "Previous Credit Agreement"; the previous credit agreement, as amended by the Amendment, being the "Amended Credit Agreement").

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of June 29, 2025, there were $17.0 million in loans and $9.2 million in letters of credit outstanding under the Revolving Facility.

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

The Company has a committed loan facility in Japan. As of June 29, 2025, $0.8 million was outstanding under this loan facility.  Principal will be repaid in accordance with the payment schedule ending in 2026. The Company repaid $0.1 on this loan during the first six months of 2025.

As part of the acquisition of Concept Pet Heimtierprodukte GmbH ("Concept Pet") in 2022, the Company assumed $1.9 million in long-term debt, recorded at fair value, consisting of two terms loans, one that matures in 2025 and one that matures in 2027.  Both loans have annual payments and carry a variable interest rate. The Company did not make repayments on these loans during the first six months of 2025.

As of June 29, 2025, the Company had $13.3 million in uncommitted short-term bank credit lines, of $0.7 million were in use.

Note 10.  Benefit Plans

The Company and its subsidiaries have pension plans covering the majority of its eligible employees on a contributory or non-contributory basis. The Company also provides post-retirement health care and life insurance benefits for the majority of its U.S. retired employees. Disclosures for the U.S. plans have been combined with those outside of the U.S., as the international plans do not have significantly different assumptions, and together represent less than 20% of our total benefit obligation.

Components of Net Periodic Benefit Cost

	Pension Benefits
	Three Months Ended		Six Months Ended
(in millions of dollars)	Jun. 29, 2025	Jun. 30, 2024	Jun. 29, 2025	Jun. 30, 2024
Service cost	$1.0	$1.1	$2.0	$2.3
Interest cost	4.2	4.0	8.4	8.0
Expected return on plan assets	(5.5)	(4.9)	(11.0)	(9.9)
Amortization:
Recognized net actuarial loss	0.2	0.4	0.4	0.8
Net periodic benefit cost	$(0.1)	$0.6	$(0.2)	$1.2

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Post-Retirement Benefits
	Three Months Ended		Six Months Ended
(in millions of dollars)	Jun. 29, 2025	Jun. 30, 2024	Jun. 29, 2025	Jun. 30, 2024
Service cost	$—	$—	$—	$—
Interest cost	—	—	—	—
Amortization:
Recognized net actuarial gain	(0.1)	(0.1)	(0.2)	(0.2)
Net periodic benefit cost	$(0.1)	$(0.1)	$(0.2)	$(0.2)

Amortization amounts of prior service costs and recognized net actuarial losses are recorded, net of tax, as increases to accumulated other comprehensive income.

The Company expects to contribute approximately $11.0 million to its pension plans and $0.1 million to its other post-retirement benefit plans in 2025. As of June 29, 2025, $4.0 million has been contributed to the pension plans and no contributions have been made to the other postretirement benefit plans.

Note 11.  Comprehensive Income

The following table summarizes the amounts reclassified out of accumulated other comprehensive loss attributable to the Company:

	Three Months Ended		Six Months Ended
(in millions of dollars)	Jun. 29, 2025	Jun. 30, 2024	Jun. 29, 2025	Jun. 30, 2024
Amortization of pension items:
Pre-tax amount	$0.1	$0.3	$0.2	$0.6
Tax	—	(0.1)	—	(0.1)
Net of tax	$0.1	$0.2	$0.2	$0.5

The pre-tax amounts in the table above are included within the components of net periodic pension benefit cost (see Note 10 to the Condensed Consolidated Financial Statements) and the tax amounts are included within the provision for taxes on income line within the Condensed Consolidated Statements of Income (Loss).

The major components of accumulated other comprehensive loss, net of related tax, attributable to MTI are as follows:

(in millions of dollars)	Foreign Currency Translation Adjustment	Unrecognized Pension Costs	Net Gain (Loss) on Derivative Instruments	Total
Balance as of December 31, 2024	$(399.6)	$1.9	$10.6	$(387.1)

Other comprehensive income (loss) before reclassifications	40.2	0.2	(0.2)	40.2
Amounts reclassified from AOCI	—	—	—	—
Net current period other comprehensive income (loss)	40.2	0.2	(0.2)	40.2
Balance as of June 29, 2025	$(359.4)	$2.1	$10.4	$(346.9)

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

As of June 29, 2025, we had 775 open cases related to certain talc products previously sold by Oldco, which is an increase in volume from previous years. The following table details case activity related to talc products previously sold by Oldco:

	Three Months Ended		Six Months Ended
(number of claims)	Jun. 29, 2025	Jun. 30, 2024	Jun. 29, 2025	Jun. 30, 2024
Claims pending, beginning of period	715	594	684	574
Claims filed	68	49	135	79
Less: Claims dismissed, settled or otherwise resolved	8	5	44	15
Claims pending, end of period	775	638	775	638

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

During the pendency of the Chapter 11 Cases, the Company anticipates that the Chapter 11 Debtors will benefit from the operation of the automatic stay, which stays ongoing litigation in connection with talc-related claims against the Chapter 11 Debtors. In addition, the Bankruptcy Court temporarily enjoined the filing or continued prosecution of all talc-related claims against the Chapter 11 Debtors’ non-debtor affiliates, subject to certain exceptions. Such exceptions consist of claims premised solely on alleged inadequacies in testing of talc sold by Oldco.  The Company is vigorously opposing and defending against these claims.

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

On June 25, 2024, the committee representing talc claimants (the “Committee”) filed a motion to dismiss the Chapter 11 Cases.  On April 29, 2025, the Bankruptcy Court denied dismissal of the Chapter 11 Cases.  On May 13, 2025, the Committee filed a motion with the United States District Court for the Southern District of Texas (the “District Court”) seeking leave to appeal the order denying the motion to dismiss, which the Chapter 11 Debtors opposed.

On May 14, 2025, the Bankruptcy Court entered a Report and Recommendation (i) recommending that the District Court determine whether any of the talc sold by Oldco contained sufficient quantity and form of asbestos to cause mesothelioma or other asbestos-related diseases and (ii) abating the Chapter 11 Cases pending a determination by the District Court.  The Company supports this path forward.  The Chapter 11 Cases remain pending.

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

The broader litigation and regulatory environments for talc-related claims continue to evolve. Moreover, although the Chapter 11 Cases are progressing, it is not possible at this time to predict how the District Court will rule on the pending motions, whether an appellate court will affirm or reverse the Bankruptcy Court order denying the Committee’s motion to dismiss, the form of any ultimate resolution or when an ultimate resolution might occur.  Given the foregoing factors, it is reasonably possible that the Company will incur a loss for liabilities associated with talc claims in excess of the amount accrued. This risk is based on the potential for new talc-related claims that could eventually be asserted together with their associated disposition cost and related legal costs, despite the automatic stay with respect to claims against the Chapter 11 Debtors, taking into account the portion of such hypothetical claims that may be subject to indemnification by Pfizer, as well as the inability to predict the amount that may ultimately be necessary to fully and finally resolve all of the Chapter 11 Debtors’ future talc-related claims in connection with a confirmed Chapter 11 plan of reorganization. In light of the uncertainties involved in such matters, the resolution of, or recognition of additional liabilities in connection with, current or future talc claims could have a material adverse effect on the Company’s results of operations, cash flows and financial condition.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Segment revenues, expenses, operating income and a reconciliation of the operating segment totals to the applicable line items on the Condensed Consolidated Financial Statements is as follows for the three and six-month periods ended June 29, 2025 and June 30, 2024 is as follows:

	Three Months Ended
	Jun. 29, 2025			Jun. 30, 2024
(millions of dollars)	Consumer & Specialties	Engineered Solutions	Total	Consumer & Specialties	Engineered Solutions	Total
Net Sales	$277.7	$251.2	$528.9	$284.3	$256.9	$541.2
Cost of goods sold	218.1	173.9	392.0	219.6	177.7	397.3
Segment production margin	59.6	77.3	136.9	64.7	79.2	143.9

Marketing and administrative expenses	19.1	31.1	50.2	17.6	31.9	49.5
Research and development expenses	3.2	2.5	5.7	3.2	2.6	5.8
Restructuring and other items	3.3	2.5	5.8	—	—	—
Gain on sale of assets, net	—	(5.6)	(5.6)	—	—	—
Segment income from operations	$34.0	$46.8	$80.8	$43.9	$44.7	$88.6

	Six Months Ended
	Jun. 29, 2025			Jun. 30, 2024
(millions of dollars)	Consumer & Specialties	Engineered Solutions	Total	Consumer & Specialties	Engineered Solutions	Total
Net Sales	$546.0	$474.7	$1,020.7	$581.2	$494.5	$1,075.7
Cost of goods sold	433.8	330.4	764.2	452.9	343.0	795.9
Segment production margin	112.2	144.3	256.5	128.3	151.5	279.8

Marketing and administrative expenses	38.3	61.3	99.6	36.2	63.1	99.3
Research and development expenses	6.6	4.9	11.5	6.2	5.2	11.4
Restructuring and other items	5.8	3.3	9.1	—	—	—
Gain on sale of assets, net	—	(5.6)	(5.6)	—	—	—
Segment income from operations	$61.5	$80.4	$141.9	$85.9	$83.2	$169.1

	Three Months Ended		Six Months Ended
(in millions of dollars)	Jun. 29, 2025	Jun. 30, 2024	Jun. 29, 2025	Jun. 30, 2024
Segment income from operations	$80.8	$88.6	$141.9	$169.1
Interest expense, net	(13.6)	(14.9)	(27.8)	(29.8)
Other non-operating deductions, net	(1.9)	(1.1)	(3.9)	(1.3)
Unallocated expenses:
Provision for litigation reserve and credit losses	—	30.0	215.0	30.0
Restructuring and other items	—	—	2.2	—
Litigation expenses	4.2	4.2	7.0	6.3
Unallocated corporate expenses	2.0	3.8	3.2	7.0
Income (loss) before taxes and equity in earnings	$59.1	$34.6	$(117.2)	$94.7

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Segment information is as follows for the three and six-month periods ended June 29, 2025 and June 30, 2024:

	Three Months Ended		Six Months Ended
(in millions of dollars)	Jun. 29, 2025	Jun. 30, 2024	Jun. 29, 2025	Jun. 30, 2024
Depreciation, Depletion and Amortization
Consumer & Specialties	$10.1	$12.2	$20.9	$23.6
Engineered Solutions	11.9	11.8	24.6	23.9
Total	22.0	24.0	45.5	47.5

Capital Expenditures
Consumer & Specialties	$18.9	$12.7	$30.4	$19.2
Engineered Solutions	8.5	6.6	14.3	15.7
Corporate	1.7	0.9	2.7	1.8
Total	$29.1	$20.2	$47.4	$36.7

The Company's segment assets as of June 29, 2025 and December 31, 2024 are as follows:

(in millions of dollars)	Jun. 29,	Dec. 31,
Segment Assets	2025	2024
Consumer & Specialties	$1,319.4	$1,289.4
Engineered Solutions	2,069.6	2,028.0
Corporate	65.8	76.5
Total	$3,454.8	$3,393.9

The Company’s sales by product category are as follows:

	Three Months Ended		Six Months Ended
(in millions of dollars)	Jun. 29, 2025	Jun. 30, 2024	Jun. 29, 2025	Jun. 30, 2024
Household & Personal Care	$127.4	$126.8	$250.5	$265.2
Specialty Additives	150.3	157.5	295.5	316.0
High-Temperature Technologies	178.4	184.7	347.8	362.0
Environmental & Infrastructure	72.8	72.2	126.9	132.5
Total	$528.9	$541.2	$1,020.7	$1,075.7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Minerals Technologies Inc.:

Results of Review of Interim Financial Information

We have reviewed the condensed consolidated balance sheet of Minerals Technologies Inc. and subsidiaries (the Company) as of June 29, 2025, the related condensed consolidated statements of income (loss) and comprehensive income (loss) for the three-month and six-month periods ended June 29, 2025 and June 30, 2024, the related condensed consolidated statements of cash flows for the six-month periods ended June 29, 2025 and June 30, 2024, the related condensed consolidated statements of changes in shareholders' equity for the three-month periods ended June 29, 2025 and March 30, 2025 and June 30, 2024 and March 31, 2024 and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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
July 25, 2025

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Our consolidated sales for the second quarter of 2025 were $528.9 million, a decrease of 2% as compared with $541.2 million in the prior year.  Income from operations was $74.6 million, as compared with income of $50.6 million in the prior year.  In the second quarter of 2025, the Company recorded a $5.8 million charge for the write-down of assets and other charges relating to the consolidation of two facilities in the U.S. and a $5.6 million net gain on the final installment for the sale of refractories manufacturing assets in China.  In the second quarter of 2024, the Company recorded a provision for credit losses of $30 million in connection with the Debtor-in-Possession Credit Agreement (the "DIP Credit Agreement") with BMI Oldco Inc. (f/k/a Barretts Minerals Inc.) ("Oldco").  Additionally, included in income from operations for both the second quarter of 2025 and 2024 was $4.2 million of litigation expenses incurred in connection with the bankruptcy of  Oldco.

Net income in the second quarter of 2025 was $45.4 million, as compared to income of $19.7 million in the second quarter of 2024.  Diluted earnings in the second quarter of 2025 was $1.44 per share, as compared with earnings of $0.61 per share in the second quarter of 2024.

Our balance sheet continues to be strong. The Company repurchased $19 million in shares in the second quarter of 2025 under our $200 million buyback program. Cash, cash equivalents and short-term investments were $319.9 million as of June 29, 2025 and the Company had more than $650 million of available liquidity, including cash on hand as well as availability under its revolving credit facility.  We believe that these factors will allow us to meet our anticipated funding requirements.

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

Results of Operations

Three-month period ended June 29, 2025 as compared with three-month period ended June 30, 2024

Consolidated Income Statement Review

	Three Months Ended
(in millions of dollars)	Jun. 29, 2025	Jun. 30, 2024	% Change
Net sales	$528.9	$541.2	(2)%
Cost of goods sold	392.0	397.3	(1)%
Production margin	136.9	143.9	(5)%
Production margin %	25.9%	26.6%

Marketing and administrative expenses	52.2	53.3	(2)%
Research and development expenses	5.7	5.8	(2)%
Provision for litigation reserve and credit losses	—	30.0	*
Restructuring and other items	5.8	—	*
Gain on sales of assets, net	(5.6)	—	*
Litigation expenses	4.2	4.2	0%

Income from operations	74.6	50.6	47%
Operating margin %	14.1%	9.3%

Interest expense, net	(13.6)	(14.9)	(9)%
Other non-operating deductions, net	(1.9)	(1.1)	73%
Total non-operating deductions, net	(15.5)	(16.0)	(3)%

Income before tax and equity in earnings	59.1	34.6	71%
Provision for taxes on income	13.9	15.6	(11)%
Effective tax rate	23.5%	45.1%

Equity in earnings of affiliates, net of tax	1.1	1.9	(42)%

Net income	46.3	20.9	122%

Net income attributable to non-controlling interests	0.9	1.2	(25)%
Net income attributable to Minerals Technologies Inc.	$45.4	$19.7	130%

* Percentage not meaningful

Net Sales

	Three Months Ended Jun. 29, 2025			Three Months Ended Jun. 30, 2024
(in millions of dollars)	Net Sales	% of Total Sales	% Change	Net Sales	% of Total Sales
U.S.	$281.9	53.3%	0%	$281.3	52.0%
International	247.0	46.7%	(5)%	259.9	48.0%
Total net sales	$528.9	100.0%	(2)%	$541.2	100.0%

Consumer & Specialties Segment	$277.7	52.5%	(2)%	$284.3	52.5%
Engineered Solutions Segment	251.2	47.5%	(2)%	256.9	47.5%
Total net sales	$528.9	100.0%	(2)%	$541.2	100.0%

Worldwide net sales decreased 2% to $528.9 million in the second quarter from $541.2 million in the prior year.

Net sales in the United States increased slightly to $281.9 million in the second quarter of 2025 from $281.3 million in the second quarter of 2024.  International sales decreased to $247.0 million from $259.9 million in the prior year.

Operating Costs and Expenses

Cost of goods sold was $392.0 million and represented 74.1% of sales for the three-month period ended June 29, 2025, as compared with $397.3 million and 73.4% of sales in the prior year.  Production margin decreased from 26.6% of sales in the prior year to 25.9% of sales in the second quarter of 2025.

Marketing and administrative costs were $52.2 million and 9.9% of sales for the three-month period ended June 29, 2025, as compared to $53.3 million and 9.8% of sales in the prior year.

Research and development expenses were $5.7 million and represented 1.1% of sales for the three-month period ended June 29, 2025, as compared with $5.8 million and 1.1% of sales in the prior year.

The Company recorded a $5.8 million charge in restructuring and other items primarily for the write-down of assets and other charges relating to the consolidation of two facilities and a $5.6 million net gain on the final installment for the sale of refractories manufacturing assets in China during the three-month period ending June 29, 2025.

During the three-month period ending June 30, 2024, the Company recorded a $30 million provision for credit losses in connection with the DIP Credit Agreement. In addition, the Company recorded litigation expenses in connection with Oldco's bankruptcy filing of $4.2 million during both three-month periods ended June 29, 2025 and June 30, 2024.

Income from Operations

The Company recorded income from operations of $74.6 million and $50.6 million during the three-month periods ending June 29, 2025 and June 30, 2024, respectively.  The Company recorded $5.8 million in restructuring and other charges relating to the consolidation of two facilities and a $5.6 million net gain on the final installment for the sale of refractories manufacturing assets in China during the three-month period ending June 29, 2025.  Income from operations during the three-months period ended June 30, 2024 included a $30 million provision for credit losses in connection with the DIP Credit Agreement.  In addition, income from operations includes litigation expenses in connection with Oldco's bankruptcy filing of $4.2 million during both three-month periods ended June 29, 2025 and June 30, 2024.

Other Non-Operating Deductions, net

In the second quarter of 2025, non-operating deductions were $15.5 million, as compared with $16.0 million in the prior year. Included in other non-operating deductions in the second quarter of 2025 was net interest expense of $13.6 million, as compared to $14.9 million in the second quarter of the prior year.

Provision for Taxes on Income

Provision for taxes on income was $13.9 million, as compared with $15.6 million in the prior year.  The effective tax rate was 23.5%, as compared with 45.1% in the prior year.  The rate was lower primarily due to the provision in the prior period for expected credit loss in connection with the DIP Credit Agreement entered into in 2024 with Oldco.  Such credit loss is not currently deductible as the DIP Credit Agreement is being treated as an equity contribution for tax purposes.  The current expected credit loss may become fully deductible in a future period.  The timing of such deductibility is dependent on developments in the bankruptcy proceedings.

Net Income Attributable to MTI Shareholders

Net income attributable to MTI shareholders was $45.4 million for the three-month period ended June 29, 2025, as compared with  $19.7 million in the prior year.

Segment Review

The following discussions highlight the operating results for each of our two segments.

	Three Months Ended
Consumer & Specialties Segment	Jun. 29, 2025	Jun. 30, 2024	% Change
	(in millions of dollars)
Net Sales
Household & Personal Care	$127.4	$126.8	0%
Special Additives	150.3	157.5	(5)%
Total net sales	$277.7	$284.3	(2)%

Income from operations	$34.0	$43.9	(23)%
% of net sales	12.2%	15.4%

Net sales in the Consumer & Specialties segment was $277.7 million for the three-month period ended June 29, 2025, as compared with $284.3 million in the prior year. Household & Personal Care sales increased slightly to $127.4 million, as compared with $126.8 million in the prior year. Sales in Specialty Additives decreased 5%  to $150.3 million as compared with prior year driven by weaker paper demand in North America and Europe.

Income from operations was $34.0 million, as compared to $43.9 million in the prior year due to higher operating costs primarily through unfavorable volume leverage and product mix.  Included in income from operations for the three-month period ended June 29, 2025 were $3.3 million of restructuring and other items.

	Three Months Ended
Engineered Solutions Segment	Jun. 29, 2025	Jun. 30, 2024	% Change
	(in millions of dollars)
Net Sales
High-Temperature Technologies	$178.4	$184.7	(3)%
Environmental & Infrastructure	72.8	72.2	1%
Total net sales	$251.2	$256.9	(2)%

Income from operations	$46.8	$44.7	5%
% of net sales	18.6%	17.4%

Net sales in the Engineered Solutions segment decreased 2% to $251.2 million from $256.9 million in the prior year. High-Temperature Technologies sales decreased 3% to $178.4 million, as compared with $184.7 million in the prior year driven by weaker demand in Europe. Environmental & Infrastructure sales increased 1% to $72.8 million, as compared with $72.2 million in the prior year.

Income from operations was $46.8 million and 18.6% of sales as compared with $44.7 million and 17.4% of sales in the prior year. Included in income from operations for the three-month period ended June 29, 2025 were $2.5 million of restructuring and other items, which was offset by a $5.6 million net gain on the final installment for the sale of refractories manufacturing assets in China.

Six-month period ended June 29, 2025 as compared with six-month period ended June 30, 2024

Consolidated Income (Loss) Statement Review

	Six Months Ended
(in millions of dollars)	Jun. 29, 2025	Jun. 30, 2024	% Change

Net sales	$1,020.7	$1,075.7	(5)%
Cost of goods sold	764.2	795.9	(4)%
Production margin	256.5	279.8	(8)%
Production margin %	25.1%	26.0%

Marketing and administrative expenses	102.8	106.3	(3)%
Research and development expenses	11.5	11.4	1%
Provision for litigation reserve and credit losses	215.0	30.0	*
Restructuring and other items	11.3	—	*
Gain on sale of assets, net	(5.6)	—	*
Litigation expenses	7.0	6.3	11%

Income (loss) from operations	(85.5)	125.8	*
Operating margin %	*	11.7%

Interest expense, net	(27.8)	(29.8)	(7)%
Other non-operating deductions, net	(3.9)	(1.3)	*
Total non-operating deductions, net	(31.7)	(31.1)	2%

Income (loss) before tax and equity in earnings	(117.2)	94.7	*
Provision (benefit) for taxes on income	(18.2)	29.5	*
Effective tax rate	15.5%	31.2%

Equity in earnings of affiliates, net of tax	2.3	3.3	(30)%

Net income (loss)	(96.7)	68.5	*

Net income attributable to non-controlling interests	1.9	2.1	(10)%
Net income (loss) attributable to Minerals Technologies Inc.	$(98.6)	$66.4	*

* Percentage not meaningful

Net Sales

	Six Months Ended Jun. 29, 2025			Six Months Ended Jun. 30, 2024
(in millions of dollars)	Net Sales	% of Total Sales	% Growth	Net Sales	% of Total Sales

U.S.	$544.3	53.3%	(2)%	$556.4	51.7%
International	476.4	46.7%	(8)%	519.3	48.3%
Total net sales	$1,020.7	100.0%	(5)%	$1,075.7	100.0%

Consumer & Specialties Segment	$546.0	53.5%	(6)%	$581.2	54.0%
Engineered Solutions Segment	474.7	46.5%	(4)%	494.5	46.0%
Total net sales	$1,020.7	100.0%	(5)%	$1,075.7	100.0%

Total net sales decreased 5% from the previous year to $1,020.7 million.  Net sales in the United States decreased 2% to $544.3 million from $556.4 million in the prior year. International sales decreased by 8% to $476.4 million from $519.3 million in the prior year.

Operating Costs and Expenses

Cost of goods sold decreased 4% from the prior year and was 74.9% of sales, as compared with 74.0% in the prior year. Gross margin decreased to 25.1% of sales as compared with 26.0% of sales in the prior year.

Marketing and administrative costs were $102.8 million and 10.1% of sales for the six-month period ended June 29, 2025, as compared to $106.3 million and 9.9% of sales in the prior year.

Research and development expenses were $11.5 million and represented 1.1% of sales for the six-month period ended June 29, 2025, as compared with $11.4 million and 1.1% of sales in the prior year.

During the six-month period ended June 29, 2025, the Company recorded a provision for litigation reserve and credit losses of $215 million to establish a reserve for estimated costs to fund a trust to resolve all current and future talc-related claims, as well as fund the bankruptcy of Oldco and BVT, and related litigation costs. Included in this provision is $30 million of additional debtor-in-possession financing by Minerals Technologies Investments LLC to the debtors. In addition, the Company recorded a $11.3 million restructuring and other items charge for the write-down of assets and severance and other costs, offset by a $5.6 million net gain on the final installment for the sale of refractories manufacturing assets in China.

In the second quarter of 2024, the Company recorded a $30 million provision for credit losses in connection with the DIP Credit Agreement.

In addition, during the six-month periods ended June 29, 2025 and June 30, 2024, the Company recorded litigation expenses of $7.0 million and $6.3 million, respectively, in connection with Oldco's bankruptcy filing.

Income (loss) from Operations

The Company recorded a loss from operations of $85.5 million for the six-month period ended June 29, 2025, as compared to income of $125.8 million in the prior year.  Loss from operations for the six months ended June 29, 2025 includes a provision for litigation reserve and credit losses of $215.0 million and a $11.3 million restructuring and other items charge for the write-down of assets and severance and other costs, offset by a $5.6 million net gain on the final installment for the sale of refractories manufacturing assets in China during the six-month period ended June 29, 2025. Income from operations for the six months ended June 30, 2024 includes a $30 million charge related to a provision for credit losses in connection with the DIP Credit Agreement.

In addition, operating income during the six-month periods ended June 29, 2025 and June 30, 2024 includes $7.0 million and $6.3 million, respectively, of litigation expenses in connection with Oldco's bankruptcy filing.

Other Non-Operating Deductions, net

The Company recorded non-operating deductions of $31.7 million for the six-month period ended June 29, 2025, as compared with $31.1 million in the prior year.  Included in non-operating deductions for the six-month period ended June 29, 2025 is $27.8 million of net interest expense. Included in non-operating deductions for the six-month period ended June 30, 2024 was $29.8 million of net interest expense.

Provision (Benefit) for Taxes on Income

Provision (benefit) for taxes was $(18.2) million, as compared to $29.5 million in the prior year.  The effective tax rate was 15.5%, as compared to 31.2% in the prior year.  The rate was lower primarily due to the provision for litigation reserve and credit losses recorded in the first quarter of 2025.

Consolidated Net Income (Loss) Attributable to MTI Shareholders

Consolidated net loss was $98.6 million during the six-month period ended June 29, 2025, as compared with net income of $66.4 million in the prior year.

Segment Review

The following discussions highlight the operating results for each of our two segments.

	Six Months Ended
Consumer & Specialties Segment	Jun. 29, 2025	Jun. 30, 2024	% Change
	(in millions of dollars)
Net Sales
Household & Personal Care	$250.5	$265.2	(6)%
Specialty Additives	295.5	316.0	(6)%
Total net sales	$546.0	$581.2	(6)%

Income from operations	$61.5	$85.9	(28)%
% of net sales	11.3%	14.8%

Net sales in the Consumer & Specialties segment decreased 6% to $546.0 million from $581.2 million in the prior year. Household & Personal Care sales decreased 6% to $250.5 million as compared to $265.2 million in the prior year driven by customer inventory destocking and inconsistent ordering patterns. Sales in Specialty Additives decreased 6% to $295.5 million as compared to $316.0 million in the prior year driven by weaker paper demand in North America and Europe.

Income from operations was $61.5 million and 11.3% of sales as compared to $85.9 million and 14.8% of sales in the prior year. Included in income from operations for the six-month period ended June 29, 2025 are $5.8 million of restructuring and other items.

	Six Months Ended
Engineered Solutions Segment	Jun. 29, 2025	Jun. 30, 2024	% Change
	(in millions of dollars)
Net Sales
High-Temperature Technologies	$347.8	$362.0	(4)%
Environmental & Infrastructure	126.9	132.5	(4)%
Total net sales	$474.7	$494.5	(4)%

Income from operations	$80.4	$83.2	(3)%
% of net sales	16.9%	16.8%

Worldwide net sales in the Engineered Solutions segment decreased to $474.7 million from $494.5 million in the prior year. High-Temperature Technologies' sales decreased 4% to $347.8 million as compared to $362.0 million in the prior year. Environmental & Infrastructure sales decreased 4% to $126.9 million from $132.5 million in the prior year as continued stability in environmental and construction projects were offset by lower sales in offshore water filtration and services.

Income from operations was $80.4 million and 16.9% of net sales as compared to $83.2 million and 16.8% of sales in the prior year. Included in income from operations for the six-month period ended June 29, 2025 are $3.3 million of restructuring and other items, offset by a $5.6 million net gain on the final installment for the sale of refractories manufacturing assets in China.

Liquidity and Capital Resources

Cash flow provided by operations during the six-month period ended June 29, 2025, was approximately $58.5 million. Cash flows from operations during the first six months of 2025 were principally used to fund capital expenditures, repurchase shares, and to pay the Company’s dividend to common shareholders.  The aggregate maturities of long-term debt are as follows:  remainder of 2025 - $5.1 million; 2026 - $6.4 million; 2027 - $6.0 million; 2028 - $405.8 million; 2029 - $5.7 million; thereafter - $546.3 million.

On November 26, 2024 the Company entered into a Refinancing Facility Agreement and Incremental Facility Amendment (the “Amendment”) to amend the Company's previous credit agreement (the "Previous Credit Agreement; the previous credit agreement, as amended by the Amendment, being the "Amended Credit Agreement"). The Amendment provides for, among other things, a new senior secured revolving credit facility with aggregate commitments of $400 million (the “Revolving Facility”), a portion of which may be used for the issuance of letters of credit and swingline loans, and a new senior secured term loan facility with aggregate commitments of $575 million (the “Term Loan Facility” and, together with the Revolving Facility, the "Senior Secured Credit Facilities"). The Revolving Facility and the Term Loan Facility replace the facilities under the Previous Credit Agreement, which provided for, among other things, a $550 million senior secured term loan facility and a $300 million senior secured revolving credit facility. The maturity date for loans and commitments under the Revolving Facility is November 26, 2029, and the maturity date for loans under the Term Loan Facility is November 26, 2031; provided that the maturity dates of the Revolving Facility and the Term Loan Facility will be adjusted to the date that is 91 days prior to the stated maturity date of the Company’s 5.0% Senior Notes due 2028 (the “Notes”) unless, prior to the date that is 91 days prior to the stated maturity date of the Notes, all amounts in excess of $50 million of the Notes have been either (a) refinanced with indebtedness permitted under the Amended Credit Agreement maturing later than 90 days after the scheduled maturity date of the Revolving Facility or of the Term Loan Facility, as applicable, or (b) repaid, discharged or repaid (other than with the proceeds of any indebtedness maturing earlier than 91 days after the scheduled maturity date of the Revolving Facility or of the Term Loan Facility, as applicable).  Loans under the Term Loan Facility amortize at a rate equal to 1.00% per annum, payable in equal quarterly instalments, and were issued with original issue discount at 99.875% of par.

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

As of June 29, 2025, there were $17.0 million in loans and $9.2 million in letters of credit outstanding under the Revolving Facility.

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

The Amended Credit Agreement and the Indenture both contain certain customary affirmative and negative covenants that limit or restrict the ability of the Company and its restricted subsidiaries to enter into certain transactions or take certain actions, as well as customary events of default. In addition, the Amended Credit Agreement contains a financial covenant that requires the Company to maintain a maximum Net Leverage Ratio of 4.00 to 1.00 for each four fiscal quarter periods (subject to an increase to 5.00 to 1.00 for four quarters in connection with certain significant acquisitions). The Company is in compliance with all the covenants contained in the Amended Credit Agreement throughout the period covered by this report.

The Company has a committed loan facility in Japan. As of June 29, 2025, $0.8 million was outstanding under this loan facility.  Principal will be repaid in accordance with the payment schedule ending in 2026. The Company repaid $0.1 on this loan during the first six months of 2025.

As part of the Concept Pet acquisition, the Company assumed $1.9 million in long-term debt, recorded at fair value, consisting of two terms loans, one that matures in 2025 and one that matures in 2027.  Both loans have annual payments and carry a variable interest rate. The Company did not make repayments on these loans during the first six months of 2025.

As of June 29, 2025, the Company had $13.3 million in uncommitted short-term bank credit lines, of which $0.7 million were in use. The credit lines are primarily outside the U.S. and are generally one year in term at competitive market rates at large, well-established institutions.  The Company typically uses its available credit lines to fund working capital requirements or local capital spending needs.

We anticipate that capital expenditures for 2025 should be approximately $100 million, principally related to opportunities to improve our operations and meet our strategic growth objectives.  We expect to meet our other long-term financing requirements from internally generated funds and committed and uncommitted bank credit lines.

In the second quarter of 2023, the Company entered into a new floating to fixed interest rate swap for a notional amount of $150 million. The fair value of this instrument at June 29, 2025 is an asset less than $0.1 million.

On October 16, 2024, the Company's Board of Directors authorized the Company's management to repurchase, at its discretion, up to $200 million of the Company's shares.  As of June 29, 2025, 535,514 shares have been repurchased under this program for $33.3 million, or an average price of approximately $62.11 per share.

The Company is required to make future payments under various contracts, including debt agreements and lease agreements. The Company also has commitments to fund its pension plans and provide payments for other post-retirement benefit plans. During the six-month period ended June 29, 2025, there were no material changes in the Company’s contractual obligations.

The Company and certain of the Company’s subsidiaries are among numerous defendants in over seven hundred cases seeking damages for alleged exposure to asbestos-contaminated talc products sold by the Company’s subsidiary Oldco. The Company’s position is that these cases are meritless and all talc products sold by Oldco are safe. On October 2, 2023 (the “Petition Date”), notwithstanding the Company’s confidence in the safety of Oldco’s talc products, Oldco and Barretts Ventures Texas LLC ("BVT" and together with Oldco, the "Chapter 11 Debtors") filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas (the “Chapter 11 Cases”) to address and comprehensively resolve Oldco’s liabilities associated with talc. Minerals Technologies Inc. and the Company’s other subsidiaries were not included in the Chapter 11 filing.

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

During the pendency of the Chapter 11 Cases, the Company anticipates that the Chapter 11 Debtors will benefit from the operation of the automatic stay, which stays ongoing litigation in connection with talc-related claims against Oldco. In addition, the Bankruptcy Court temporarily enjoined the filing or continued prosecution of all talc-related claims against the Chapter 11 Debtors’ non-debtor affiliates, subject to certain exceptions. Such exceptions consist of claims premised solely on alleged inadequacies in testing of talc sold by Oldco.  The Company is vigorously opposing and defending against these claims.  The Chapter 11 Debtors have been deconsolidated from the Company’s financial statements since the Petition Date.

Although the Chapter 11 Cases are progressing, it is not possible to predict how the District Court will rule on the pending motions, whether an appellate court will affirm or reverse the Bankruptcy Court order denying the Committee’s motion to dismiss, the form of any ultimate resolution or when an ultimate resolution might occur at this time. Accordingly, the Company is unable to estimate the possible loss or range of loss related to the amount that will be necessary to fully and finally resolve all of the Chapter 11 Debtors’ current and future talc-related claims in connection with a confirmed Chapter 11 plan of reorganization beyond the amount accrued. See Note 12 to the Condensed Consolidated Financial Statements included in this report for more information.

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

Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740):  Improvements to Income Tax Disclosures”, that requires entities to disclose additional information about federal, state, and foreign income taxes primarily related to the income tax rate reconciliation and income taxes paid.  The new standard also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities.  The new standard is effective for periods beginning on or after December 15, 2024.   The adoption of this standard did not have a material impact on the Company’s consolidated financial statements but could result in disaggregation of the Company's tax footnote.

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

In the second quarter of 2023, the Company entered into a floating to fixed interest rate swap for a notional amount of $150 million. The fair value of this instrument at June 29, 2025 is an asset less than $0.1 million.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 29, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  Legal Proceedings

From time to time, the Company and its subsidiaries are the subject of various legal actions and claims arising in the ordinary course of their businesses. The most significant litigation facing the Company is the talc-related chapter 11 cases of BMI Oldco Inc. (f/k/a Barretts Minerals Inc.) and Barretts Ventures Texas LLC. Additional information regarding legal proceedings is disclosed in Note 12 to the Condensed Consolidated Financial Statements included elsewhere in this report, which disclosure is incorporated herein by reference.

ITEM 1A.  Risk Factors

For a description of Risk Factors, see Exhibit 99 attached to this report. There have been no material changes to our risk factors from those disclosed in our 2024 Annual Report on Form 10-K.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Dollar Value of Shares that May Yet be Purchased Under the Program
March 31 - April 27	99,709	$57.16	298,847	$180,012,577
April 28 - May 25	108,269	$55.63	407,116	$173,989,835
May 26 - June 29	128,398	$56.46	535,514	$166,740,426
Total	336,376	$56.40

On October 16, 2024, the Company's Board of Directors authorized the Company's management to repurchase, at its discretion, up to $200 million of the Company's shares.  As of June 29, 2025, 535,514 shares have been repurchased under this program for $33.3 million, or an average price of approximately $62.11 per share.

ITEM 3.  Default Upon Senior Securities

Not applicable.

ITEM 4.  Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Quarterly Report on Form 10-Q.

ITEM 5.  Other Information

During the three-month period ended June 29, 2025, none of our directors or executive officers adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

July 25, 2025