Form 10-Q
period 2025-09-28
MINERALS TECHNOLOGIES INC
filed 2025-10-24
CIK 891014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2025

or

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

As of October 14, 2025, there were 31,134,308 shares of common stock, par value of $0.10 per share, of the registrant outstanding.

MINERALS TECHNOLOGIES INC.
INDEX TO FORM 10-Q

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Statements of Income (Loss) for the three-month and nine-month periods ended September 28, 2025 and September 29, 2024 (Unaudited)	3

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three-month and nine-month periods ended September 28, 2025 and September 29, 2024 (Unaudited)	4

	Condensed Consolidated Balance Sheets as of September 28, 2025 (Unaudited) and December 31, 2024	5

	Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 28, 2025 and September 29, 2024 (Unaudited)	6

	Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three-month periods ended September 28, 2025 , June 29, 2025 and March 30, 2025 and September 29, 2024, June 30, 2024 and March 31, 2024 (Unaudited)	7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	9

	Report of Independent Registered Public Accounting Firm	22

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	33

Item 4.	Controls and Procedures	34

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3.	Default Upon Senior Securities	35

Item 4.	Mine Safety Disclosures	35

Item 5.	Other Information	35

Item 6.	Exhibits	35

Signature		36

PART 1. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sep. 28,	Sep. 29,	Sep. 28,	Sep. 29,
(in millions of dollars, except per share data)	2025	2024	2025	2024

Net sales	$532.4	$524.7	$1,553.1	$1,600.4
Cost of goods sold	395.4	389.5	1,159.6	1,185.4
Production margin	137.0	135.2	393.5	415.0

Marketing and administrative expenses	53.0	50.1	155.8	156.4
Research and development expenses	5.6	5.9	17.1	17.3
Provision for litigation reserve and credit losses	-	-	215.0	30.0
Restructuring and other items	-	-	11.3	-
Gain on sale of assets, net	-	-	(5.6)	-
Litigation expenses	7.5	2.6	14.5	8.9

Income (loss) from operations	70.9	76.6	(14.6)	202.4

Interest expense, net	(13.8)	(14.0)	(41.6)	(43.8)
Other non-operating deductions, net	(0.5)	(3.1)	(4.4)	(4.4)
Total non-operating deductions, net	(14.3)	(17.1)	(46.0)	(48.2)

Income (loss) before tax and equity in earnings	56.6	59.5	(60.6)	154.2
Provision (benefit) for taxes on income	13.5	13.7	(4.7)	43.2
Equity in earnings of affiliates, net of tax	1.1	1.9	3.4	5.2

Net income (loss)	44.2	47.7	(52.5)	116.2
Less:
Net income attributable to non-controlling interests	1.2	1.0	3.1	3.1
Net income (loss) attributable to Minerals Technologies Inc.	$43.0	$46.7	$(55.6)	$113.1

Earnings (loss) per share:

Basic:
Net income (loss) attributable to Minerals Technologies Inc.	$1.37	$1.45	$(1.76)	$3.51

Diluted:
Net income (loss) attributable to Minerals Technologies Inc.	$1.37	$1.45	$(1.76)	$3.49

Cash dividends declared per common share	$0.11	$0.10	$0.33	$0.30

Shares used in computation of earnings (loss) per share:
Basic	31.3	32.1	31.6	32.2
Diluted	31.3	32.3	31.6	32.4

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sep. 28,	Sep. 29,	Sep. 28,	Sep. 29,
(in millions of dollars)	2025	2024	2025	2024

Net income (loss)	$44.2	$47.7	$(52.5)	$116.2
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(5.0)	24.7	34.8	(9.7)
Pension and postretirement plan adjustments	0.1	0.2	0.3	0.7
Unrealized losses on derivative instruments	(0.1)	(2.1)	(0.3)	(0.6)
Total other comprehensive income (loss), net of tax	(5.0)	22.8	34.8	(9.6)
Total comprehensive income (loss) including non-controlling interests	39.2	70.5	(17.7)	106.6
Comprehensive income attributable to non-controlling interests	0.8	4.6	2.2	5.1
Comprehensive income (loss) attributable to Minerals Technologies Inc.	$38.4	$65.9	$(19.9)	$101.5

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Sep. 28,	Dec. 31,
(in millions of dollars)	2025*	2024**
ASSETS
Current assets:
Cash and cash equivalents	$319.6	$333.1
Short-term investments	8.7	4.0
Accounts receivable, net	413.4	385.2
Inventories	363.7	342.1
Prepaid expenses and other current assets	67.9	66.6
Total current assets	1,173.3	1,131.0

Property, plant and equipment	2,307.3	2,236.6
Less accumulated depreciation and depletion	(1,294.4)	(1,246.9)

Property, plant and equipment, net	1,012.9	989.7
Goodwill	916.2	913.8
Intangible assets	211.5	218.1
Deferred income taxes	15.7	14.8
Other assets and deferred charges	129.2	126.5
Total assets	$3,458.8	$3,393.9

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term debt	$13.4	$5.1
Current maturities of long-term debt	6.5	6.5
Accounts payable	196.9	185.5
Other current liabilities	374.7	200.6
Total current liabilities	591.5	397.7

Long-term debt, net of unamortized discount and deferred financing costs	957.8	959.6
Deferred income taxes	87.4	130.5
Accrued pension and post-retirement benefits	14.2	20.5
Other non-current liabilities	98.4	102.4
Total liabilities	1,749.3	1,610.7

Commitments and contingencies

Shareholders’ equity:
Common stock	5.0	5.0
Additional paid-in capital	530.4	523.9
Retained earnings	2,448.5	2,514.5
Accumulated other comprehensive loss	(351.5)	(387.1)
Less common stock held in treasury	(957.2)	(909.3)

Total Minerals Technologies Inc. shareholders’ equity	1,675.2	1,747.0
Non-controlling interests	34.3	36.2
Total shareholders’ equity	1,709.5	1,783.2
Total liabilities and shareholders’ equity	$3,458.8	$3,393.9

*    Unaudited
**  Condensed from audited financial statements

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	Sep. 28,	Sep. 29,
(in millions of dollars)	2025	2024
Operating Activities:

Net income (loss)	$(52.5)	$116.2

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	67.9	70.6
Reduction of right of use asset	11.7	10.6
Provision for litigation reserve and credit losses	215.0	30.0
Restructuring costs	11.3	-
Pension funding	(6.4)	(11.3)
Other non-cash items, net	(37.0)	0.8
Net changes in operating assets and liabilities	(80.6)	(50.9)
Net cash provided by operating activities	129.4	166.0

Investing Activities:

Purchases of property, plant and equipment, net	(74.7)	(61.4)
Payments related to acquisition of business, net of cash acquired	-	(4.0)
Proceeds from sale of short-term investments	7.8	4.2
Purchases of short-term investments	(11.7)	(7.7)
Other investing activities	(16.7)	(8.7)
Net cash used in investing activities	(95.3)	(77.6)

Financing Activities:

Proceeds from issuance of short-term debt	8.2	-
Repayment of long-term debt	(3.2)	(7.2)
Repayment of short-term debt	-	(25.4)
Purchase of common stock for treasury	(47.5)	(57.4)
Proceeds from issuance of stock under option plan	0.6	13.9
Excess tax benefits related to stock incentive programs	(3.5)	(2.8)
Dividends paid to non-controlling interests	(4.1)	(1.0)
Cash dividends paid	(10.4)	(9.7)
Net cash used in financing activities	(59.9)	(89.6)

Effect of exchange rate changes on cash and cash equivalents	12.3	1.1

Net decrease in cash and cash equivalents	(13.5)	(0.1)
Cash and cash equivalents at beginning of period	333.1	317.2
Cash and cash equivalents at end of period	$319.6	$317.1

Supplemental disclosure of cash flow information:
Interest paid	$46.5	$51.5
Income taxes paid	$53.2	$49.8

Non-cash investing and financing activities:
Property, plant and equipment additions related to asset retirement obligations	$-	$7.0
Treasury stock purchases settled after period end	$0.2	$0.2
Excise tax charged to equity not paid	$0.2	$0.4

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Equity Attributable to MTI
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury	Non-controlling
(in millions of dollars)	Stock	Capital	Earnings	Loss	Stock	Interests	Total
Balance as of December 31, 2024	$5.0	$523.9	$2,514.5	$(387.1)	$(909.3)	$36.2	$1,783.2

Net income (loss)	-	-	(144.0)	-	-	1.0	(143.0)
Other comprehensive income, net	-	-	-	10.3	-	(0.6)	9.7
Dividends declared	-	-	(3.6)	-	-	-	(3.6)
Issuance of shares pursuant to employee stock compensation plans	-	0.1	-	-	-	-	0.1
Purchase of common stock for treasury	-	-	-	-	(11.5)	-	(11.5)
Stock-based compensation	-	3.0	-	-	-	-	3.0
Conversion of RSU's for tax withholding	-	(3.1)	-	-	-	-	(3.1)
Balance as of March 30, 2025	$5.0	$523.9	$2,366.9	$(376.8)	$(920.8)	$36.6	$1,634.8

Net income	-	-	45.4	-	-	0.9	46.3
Other comprehensive income, net	-	-	-	29.9	-	0.2	30.1
Dividends declared	-	-	(3.4)	-	-	-	(3.4)
Dividends paid to non-controlling interests	-	-	-	-	-	(3.7)	(3.7)
Purchase of common stock for treasury	-	-	-	-	(19.1)	-	(19.1)
Stock-based compensation	-	3.0	-	-	-	-	3.0
Balance as of June 29, 2025	$5.0	$526.9	$2,408.9	$(346.9)	$(939.9)	$34.0	$1,688.0

Net income	-	-	43.0	-	-	1.2	44.2
Other comprehensive income, net	-	-	-	(4.6)	-	(0.4)	(5.0)
Dividends declared	-	-	(3.4)	-	-	-	(3.4)
Dividends paid to non-controlling interests	-	-	-	-	-	(0.5)	(0.5)
Issuance of shares pursuant to employee stock compensation plans	-	0.5	-	-	-	-	0.5
Purchase of common stock for treasury	-	-	-	-	(17.3)	-	(17.3)
Stock-based compensation	-	3.0	-	-	-	-	3.0
Balance as of September 28, 2025	$5.0	$530.4	$2,448.5	$(351.5)	$(957.2)	$34.3	$1,709.5

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Equity Attributable to MTI
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury	Non-controlling
(in millions of dollars)	Stock	Capital	Earnings	Income (Loss)	Stock	Interests	Total
Balance as of December 31, 2023	$4.9	$501.2	$2,360.6	$(369.4)	$(845.3)	$34.7	$1,686.7

Net income	-	-	46.7	-	-	0.9	47.6
Other comprehensive loss, net	-	-	-	(21.9)	-	(0.8)	(22.7)
Dividends declared	-	-	(3.2)	-	-	-	(3.2)
Issuance of shares pursuant to employee stock compensation plans	0.1	2.3	-	-	-	-	2.4
Purchase of common stock for treasury	-	-	-	-	(15.0)	-	(15.0)
Stock-based compensation	-	2.9	-	-	-	-	2.9
Conversion of RSU's for tax withholding	-	(2.8)	-	-	-	-	(2.8)
Balance as of March 31, 2024	$5.0	$503.6	$2,404.1	$(391.3)	$(860.3)	$34.8	$1,695.9

Net income	-	-	19.7	-	-	1.2	20.9
Other comprehensive loss, net	-	-	-	(8.9)	-	(0.7)	(9.6)
Dividends declared	-	-	(3.3)	-	-	-	(3.3)
Dividends paid to non-controlling interests	-	-	-	-	-	(0.4)	(0.4)
Issuance of shares pursuant to employee stock compensation plans	-	10.7	-	-	-	-	10.7
Purchase of common stock for treasury	-	-	-	-	(19.7)	-	(19.7)
Stock-based compensation	-	3.0	-	-	-	-	3.0
Balance as of June 30, 2024	$5.0	$517.3	$2,420.5	$(400.2)	$(880.0)	$34.9	$1,697.5

Net income	-	-	46.7	-	-	1.0	47.7
Other comprehensive income, net	-	-	-	19.3	-	3.5	22.8
Dividends declared	-	-	(3.2)	-	-	-	(3.2)
Dividends paid to non-controlling interests	-	-	-	-	-	(0.6)	(0.6)
Issuance of shares pursuant to employee stock compensation plans	-	0.8	-	-	-	-	0.8
Purchase of common stock for treasury	-	-	-	-	(23.1)	-	(23.1)
Stock-based compensation	-	2.9	-	-	-	-	2.9
Balance as of September 29, 2024	$5.0	$521.0	$2,464.0	$(380.9)	$(903.1)	$38.8	$1,744.8

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared by management of Minerals Technologies Inc. (together with its subsidiaries, the “Company”, “MTI”, “we”, or “us”) in accordance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included. The results for the three-month and nine-month period ended September 28, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

Company Operations

The Company is a global, technology-driven specialty minerals company that develops, produces, and markets a wide range of minerals and mineral-based products and services.  We utilize global mineral reserves with our core technologies and applications to deliver innovative solutions for products that are part of everyday life.  We serve customers in consumer and industrial markets worldwide.

The Company has two reportable segments: Consumer & Specialties and Engineered Solutions.

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

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the three and nine-month periods ended September 28, 2025.

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

Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740):  Improvements to Income Tax Disclosures”, that requires entities to disclose additional information about federal, state, and foreign income taxes primarily related to the income tax rate reconciliation and income taxes paid.  The new standard also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities.  The new standard is effective for periods beginning on or after December 15, 2024.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements but could result in disaggregation of the Company’s tax footnote.

Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40):  Disaggregation of Income Statement Expenses”, that requires entities to disclose additional information in the notes to the financial statements about prescribed categories underlying any relevant income statement expense caption.  The new standard is effective for annual reporting periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements but will result in disaggregation of the Company’s income statement expenses.

Note 2.  Revenue from Contracts with Customers

The following table disaggregates our revenue by major source (product line) for the three and nine-month periods ended September 28, 2025 and September 29, 2024:

(in millions of dollars)	Three Months Ended		Nine Months Ended
	Sep. 28,	Sep. 29,	Sep. 28,	Sep. 29,
Net Sales	2025	2024	2025	2024

Household & Personal Care	$129.8	$130.9	$380.3	$396.1
Specialty Additives	147.6	149.4	443.1	465.4
Consumer & Specialties Segment	277.4	280.3	823.4	861.5

High-Temperature Technologies	178.9	174.8	526.7	536.8
Environmental & Infrastructure	76.1	69.6	203.0	202.1
Engineered Solutions Segment	255.0	244.4	729.7	738.9

Total net sales	$532.4	$524.7	$1,553.1	$1,600.4

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Nine Months Ended
	Sep. 28,	Sep. 29,	Sep. 28,	Sep. 29,
(in millions of dollars, except per share data)	2025	2024	2025	2024

Net income (loss) attributable to Minerals Technologies Inc.	$43.0	$46.7	$(55.6)	$113.1

Weighted average shares outstanding	31.3	32.1	31.6	32.2
Dilutive effect of stock options and deferred restricted stock units	-	0.2	-	0.2
Weighted average shares outstanding, adjusted	31.3	32.3	31.6	32.4

Basic earnings (loss) per share attributable to Minerals Technologies Inc.	$1.37	$1.45	$(1.76)	$3.51

Diluted earnings (loss) per share attributable to Minerals Technologies Inc.	$1.37	$1.45	$(1.76)	$3.49

Of the options outstanding of 1,582,083 and 1,466,366 for the three-month and nine-month periods ended September 28, 2025 and September 29, 2024, respectively, options to purchase 1,209,857 shares and 660,373 shares of common stock for the three-month and nine-month periods ending September 28, 2025 and September 29, 2024, respectively, were not included in the computation of diluted earnings (loss) per share because they were anti-dilutive, as the exercise prices of the options were greater than the average market price of the common shares. Due to our net loss in the nine month period ended September 28, 2025, all options to purchase shares were anti-dilutive and were excluded.

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

The following table outlines the amount of restructuring charges recorded within the Condensed Consolidated Statements of Income (Loss) and the segment they relate to:

	Three Months Ended		Nine Months Ended
	Sep. 28,	Sep. 29,	Sep. 28,	Sep. 29,
(in millions of dollars)	2025	2024	2025	2024
Write-down of assets
Consumer & Specialties	$-	$-	$1.7	$-
Engineered Solutions	-	-	1.7	-
Total charge for asset write-downs	$-	$-	$3.4	$-

Severance and other related costs
Consumer & Specialties	$-	$-	$4.1	$-
Engineered Solutions	-	-	1.6	-
Corporate	-	-	2.2	-
Total severance and other related costs	$-	$-	$7.9	$-
Total restructuring and other items	$-	$-	$11.3	$-

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At September 28, 2025, the Company had $5.9 million included within other current liabilities in the Condensed Consolidated Balance Sheet for cash expenditures needed to satisfy remaining obligations under workforce reduction initiatives. The Company expects to pay these amounts within the next twelve months.

The following table is a reconciliation of our restructuring liability balance relating to workforce reductions as of September 28, 2025:

(in millions of dollars)
Restructuring liability, December 31, 2024	$2.4
Additional provisions	5.5
Cash payments	(2.0)
Restructuring liability, September 28, 2025	$5.9

Note 5.  Income Taxes

Provision (benefit) for taxes was $13.5 million and $(4.7) million during the three-month and nine-month periods ended September 28, 2025. Provision for taxes was $13.7 million and $43.2 million during the three-month and nine-month periods ended September 29, 2024.  The benefit from taxes for the nine-month period ended September 28, 2025 relates to pre-tax losses, primarily as a result of the provision for litigation reserve and credit losses recorded in the first quarter of 2025. The effective tax rate was 23.9% for the three-month period ended September 28, 2025, as compared with 23.0% for the three-month period ended September 29, 2024. The effective tax rate was 7.8% for the nine-month period ended September 28, 2025, as compared with 28.0% for the nine-month period ended September 29, 2024.  The lower rate in the current year was primarily due to the provision for the litigation reserve and credit losses and the mixture of earnings.

As of September 28, 2025, the Company had approximately $2.1 million of total unrecognized income tax benefits. Included in this amount were a total of $1.4 million of unrecognized income tax benefits that, if recognized, would affect the Company’s effective tax rate. While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

The Company’s accounting policy is to recognize interest and penalties accrued, relating to unrecognized income tax or benefit as part of its provision for income taxes. The Company recorded net immaterial additions during the three-month period ended September 28, 2025 and had an accrued balance of $0.5 million of interest and penalties as of September 28, 2025.

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

In December 2021, the Organization for Economic Co-operation and Development (“OECD”) released the Pillar Two Model Rules which aim to reform international corporate taxation rules, including the implementation of a global minimum tax rate. The Company began implementation of the Pillar Two Model Rules in the first quarter of 2024. The Company continues to assess the effect of the Pillar Two Model Rules in all jurisdictions and does not expect that Pillar Two will have a material impact on its consolidated financial statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6.  Inventories

The following is a summary of inventories by major category:

	Sep. 28,	Dec. 31,
(in millions of dollars)	2025	2024
Raw materials	$171.6	$167.7
Work-in-process	15.2	12.3
Finished goods	118.6	106.7
Packaging and supplies	58.3	55.4
Total inventories	$363.7	$342.1

Note 7.  Goodwill and Other Intangible Assets

Goodwill and other intangible assets with indefinite lives are not amortized, but instead are assessed for impairment, at least annually. The carrying amount of goodwill was $916.2 million and $913.8 million as of September 28, 2025 and December 31, 2024, respectively. The net change in goodwill from December 31, 2024 to September 28, 2025 is attributable to the effects of foreign exchange.

Acquired intangible assets subject to amortization as of September 28, 2025 and December 31, 2024 were as follows:

		Sep. 28, 2025		Dec. 31, 2024
	Weighted Average	Gross		Gross
	Useful Life	Carrying	Accumulated	Carrying	Accumulated
(in millions of dollars)	(Years)	Amount	Amortization	Amount	Amortization
Tradenames	34	$221.4	$66.4	$221.5	$63.0
Technology	13	18.8	15.4	18.8	15.1
Patents and trademarks	19	6.4	6.4	6.4	6.4
Customer relationships	21	80.4	27.3	77.5	21.6
	29	$327.0	$115.5	$324.2	$106.1

The weighted average amortization period for acquired intangible assets subject to amortization is approximately 29 years. Estimated amortization expense is $3.0 million for the remainder of 2025, $46.0 million for 2026–2029 and $162.5 million thereafter.

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

The Company utilizes interest rate swaps to limit exposure to market fluctuations on floating-rate debt. In the second quarter of 2023, the Company entered into a floating to fixed interest rate swap for a notional amount of $150 million. The fair value of this swap is a liability of $0.1 million at September 28, 2025 and is recorded in other current liabilities on the Condensed Consolidated Balance Sheet. This interest rate swap is designated as a cash flow hedge. As a result, the gains and losses associated with this interest rate swap are recorded in accumulated other comprehensive income (loss).

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

Note 9.  Long-Term Debt and Commitments

The following is a summary of long-term debt:

	Sep. 28,	Dec. 31,
(in millions of dollars)	2025	2024
Secured Credit Agreement:
Term Loan due 2031, net of unamortized deferred financing cost and original issue discount of $6.7 million and $7.3 million	$565.4	$567.7

Senior Notes:
5.00% due 2028, net of unamortized deferred financing costs of $2.6 million and $3.2 million	397.4	396.8
Other debt	1.5	1.6
Total	$964.3	$966.1
Less: Current maturities of long-term debt	6.5	6.5
Total long-term debt	$957.8	$959.6

On November 26, 2024 the Company entered into a Refinancing Facility Agreement and Incremental Facility Amendment (the “Amendment”) to amend the Company’s previous credit agreement (the “Previous Credit Agreement; the previous credit agreement, as amended by the Amendment, being the “Amended Credit Agreement”).

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

As of September 28, 2025, there were $13.0 million in loans and $9.3 million in letters of credit outstanding under the Revolving Facility.

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

The Company has a committed loan facility in Japan. As of September 28, 2025, $0.7 million was outstanding under this loan facility. Principal will be repaid in accordance with the payment schedule ending in 2026. The Company repaid $0.2 million on this loan during the first nine months of 2025.

As part of the acquisition of Concept Pet Heimtierprodukte GmbH (“Concept Pet”) in 2022, the Company assumed $1.9 million in long-term debt, recorded at fair value, consisting of two terms loans, one that matures in 2025 and one that matures in 2027.  Both loans have annual payments and carry a variable interest rate. The Company repaid $0.1 million on these loans during the first nine months of 2025.

As of September 28, 2025, the Company had $15.2 million in uncommitted short-term bank credit lines, of which $0.4 million were in use.

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

Components of Net Periodic Benefit Cost

	Pension Benefits
	Three Months Ended		Nine Months Ended
	Sep. 28,	Sep. 29,	Sep. 28,	Sep. 29,
(in millions of dollars)	2025	2024	2025	2024
Service cost	$1.0	$1.0	$3.0	$3.3
Interest cost	4.2	4.0	12.6	12.0
Expected return on plan assets	(5.5)	(5.0)	(16.5)	(14.9)
Amortization:
Recognized net actuarial loss	0.2	0.4	0.7	1.2
Net periodic benefit cost	$(0.1)	$0.4	$(0.2)	$1.6

	Post-Retirement Benefits
	Three Months Ended		Nine Months Ended
	Sep. 28,	Sep. 29,	Sep. 28,	Sep. 29,
(in millions of dollars)	2025	2024	2025	2024
Service cost	$-	$-	$-	$-
Interest cost	-	-	-	-
Amortization:
Recognized net actuarial gain	(0.1)	(0.1)	(0.2)	(0.3)
Net periodic benefit cost	$(0.1)	$(0.1)	$(0.2)	$(0.3)

Amortization amounts of prior service costs and recognized net actuarial losses are recorded, net of tax, as increases to accumulated other comprehensive income.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company expects to contribute approximately $11.0 million to its pension plans and $0.1 million to its other post-retirement benefit plans in 2025. As of September 28, 2025, $6.4 million has been contributed to the pension plans and no contributions have been made to the other postretirement benefit plans.

Note 11.  Comprehensive Income

The following table summarizes the amounts reclassified out of accumulated other comprehensive loss attributable to the Company:

	Three Months Ended		Nine Months Ended
	Sep. 28,	Sep. 29,	Sep. 28,	Sep. 29,
(in millions of dollars)	2025	2024	2025	2024
Amortization of pension items:
Pre-tax amount	$0.1	$0.3	$0.5	$0.9
Tax	-	(0.1)	(0.2)	(0.2)
Net of tax	$0.1	$0.2	$0.3	$0.7

The pre-tax amounts in the table above are included within the components of net periodic pension benefit cost (see Note 10 to the Condensed Consolidated Financial Statements) and the tax amounts are included within the provision for taxes on income line within the Condensed Consolidated Statements of Income (Loss).

The major components of accumulated other comprehensive loss, net of related tax, attributable to MTI are as follows:

	Foreign Currency		Net Gain (Loss)
	Translation	Unrecognized	on Derivative
(in millions of dollars)	Adjustment	Pension Costs	Instruments	Total
Balance as of December 31, 2024	$(399.6)	$1.9	$10.6	$(387.1)
Other comprehensive income (loss) before reclassifications	35.6	0.3	(0.3)	35.6
Amounts reclassified from AOCI	-	-	-	-
Net current period other comprehensive income (loss)	35.6	0.3	(0.3)	35.6
Balance as of September 28, 2025	$(364.0)	$2.2	$10.3	$(351.5)

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of September 28, 2025, we had 840 open cases related to certain talc products previously sold by Oldco, which is an increase in volume from previous years. The following table details case activity related to talc products previously sold by Oldco:

	Three Months Ended		Nine Months Ended
	Sep. 28,	Sep. 29,	Sep. 28,	Sep. 29,
(number of claims)	2025	2024	2025	2024
Claims pending, beginning of period	775	638	684	574
Claims filed	79	39	224	118
Less: Claims dismissed, settled or otherwise resolved	14	14	68	29
Claims pending, end of period	840	663	840	663

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Segment revenues, expenses, operating income and a reconciliation of the operating segment totals to the applicable line items on the Condensed Consolidated Financial Statements is as follows for the three and nine-month periods ended September 28, 2025 and September 29, 2024 is as follows:

	Three Months Ended
	Sep. 28, 2025			Sep. 29, 2024
	Consumer &	Engineered		Consumer &	Engineered
(in millions of dollars)	Specialties	Solutions	Total	Specialties	Solutions	Total
Net sales	$277.4	$255.0	$532.4	$280.3	$244.4	$524.7
Cost of goods sold	218.0	177.4	395.4	217.8	171.7	389.5
Segment production margin	59.4	77.6	137.0	62.5	72.7	135.2
Marketing and administrative expenses	18.9	30.3	49.2	17.5	31.3	48.8
Research and development expenses	3.1	2.5	5.6	3.3	2.6	5.9
Segment income from operations	$37.4	$44.8	$82.2	$41.7	$38.8	$80.5

	Nine Months Ended
	Sep. 28, 2025			Sep. 29, 2024
	Consumer &	Engineered		Consumer &	Engineered
(in millions of dollars)	Specialties	Solutions	Total	Specialties	Solutions	Total
Net sales	$823.4	$729.7	$1,553.1	$861.5	$738.9	$1,600.4
Cost of goods sold	651.9	507.7	1,159.6	670.6	514.8	1,185.4
Segment production margin	171.5	222.0	393.5	190.9	224.1	415.0
Marketing and administrative expenses	57.1	91.7	148.8	53.8	94.3	148.1
Research and development expenses	9.7	7.4	17.1	9.5	7.8	17.3
Restructuring and other items	5.8	3.3	9.1	-	-	-
Gain on sale of assets, net	-	(5.6)	(5.6)	-	-	-
Segment income from operations	$98.9	$125.2	$224.1	$127.6	$122.0	$249.6

	Three Months Ended		Nine Months Ended
	Sep. 28,	Sep. 29,	Sep. 28,	Sep. 29,
(in millions of dollars)	2025	2024	2025	2024
Segment income from operations	$82.2	$80.5	$224.1	$249.6
Interest expense, net	(13.8)	(14.0)	(41.6)	(43.8)
Other non-operating deductions, net	(0.5)	(3.1)	(4.4)	(4.4)
Unallocated expenses:
Provision for litigation reserve and credit losses	-	-	215.0	30.0
Restructuring and other items	-	-	2.2	-
Litigation expenses	7.5	2.6	14.5	8.9
Unallocated corporate expenses	3.8	1.3	7.0	8.3
Income (loss) before taxes and equity in earnings	$56.6	$59.5	$(60.6)	$154.2

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Segment information is as follows for the three and nine-month periods ended September 28, 2025 and September 29, 2024:

	Three Months Ended		Nine Months Ended
	Sep. 28,	Sep. 29,	Sep. 28,	Sep. 29,
(in millions of dollars)	2025	2024	2025	2024
Depreciation, Depletion and Amortization
Consumer & Specialties	$10.8	$11.6	$31.8	$35.2
Engineered Solutions	11.6	11.5	36.1	35.4
Total	$22.4	$23.1	$67.9	$70.6

Capital Expenditures
Consumer & Specialties	$17.4	$8.3	$47.8	$27.5
Engineered Solutions	9.0	15.1	23.3	30.8
Corporate	0.9	1.3	3.6	3.1
Total	$27.3	$24.7	$74.7	$61.4

The Company’s segment assets as of September 28, 2025 and December 31, 2024 are as follows:

	Sep. 28,	Dec. 31,
(in millions of dollars)	2025	2024
Segment Assets
Consumer & Specialties	$1,338.8	$1,289.4
Engineered Solutions	2,056.4	2,028.0
Corporate	63.6	76.5
Total	$3,458.8	$3,393.9

The Company’s sales by product category are as follows:

	Three Months Ended		Nine Months Ended
	Sep. 28,	Sep. 29,	Sep. 28,	Sep. 29,
(in millions of dollars)	2025	2024	2025	2024
Household & Personal Care	$129.8	$130.9	$380.3	$396.1
Specialty Additives	147.6	149.4	443.1	465.4
High-Temperature Technologies	178.9	174.8	526.7	536.8
Environmental & Infrastructure	76.1	69.6	203.0	202.1
Total	$532.4	$524.7	$1,553.1	$1,600.4

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Minerals Technologies Inc.:

Results of Review of Interim Financial Information

We have reviewed the condensed consolidated balance sheet of Minerals Technologies Inc. and subsidiaries (the Company) as of September 28, 2025, the related condensed consolidated statements of income (loss) and comprehensive income (loss) for the three-month and nine-month periods ended September 28, 2025 and September 29, 2024, the related condensed consolidated statements of cash flows for the nine-month periods ended September 28, 2025 and September 29, 2024, the related condensed consolidated statements of changes in shareholders’ equity for the three-month periods ended September 28, 2025, June 29, 2025 and March 30, 2025 and September 29, 2024, June 30, 2024 and March 31, 2024 and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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
October 24, 2025

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Our consolidated sales for the third quarter of 2025 were $532.4 million, an increase of 1% as compared with $524.7 million in the prior year.  Income from operations was $70.9 million, as compared with income of $76.6 million in the prior year.  Included in income from operations for the third quarter of 2025 and 2024 was $7.5 million and $2.6 million, respectively of litigation expenses incurred in connection with the bankruptcy of BMI Oldco Inc. (f/k/a Barretts Minerals Inc.) ("Oldco") and lawsuits related to talc products sold by Oldco.

Net income in the third quarter of 2025 was $43.0 million, as compared to income of $46.7 million in the third quarter of 2024.  Diluted earnings in the third quarter of 2025 was $1.37 per share, as compared with earnings of $1.45 per share in the third quarter of 2024.

Our balance sheet continues to be strong. The Company repurchased $17 million in shares in the third quarter of 2025 under our $200 million buyback program. Cash, cash equivalents and short-term investments were $328.3 million as of September 28, 2025 and the Company had more than $700 million of available liquidity, including cash on hand as well as availability under its revolving credit facility.  We believe that these factors will allow us to meet our anticipated funding requirements.

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
  Deploy new products in pet care such as lightweight litter.
  Increase our sales of calcium carbonate products by further penetration into filling and coating applications in the paper and packaging markets.
  Promote the Company’s expertise in crystal engineering by developing crystal morphologies that help our customers achieve functional benefits.
  Deploy new calcium carbonate products in paint, coating and packaging applications.
  Continue developing products and processes for waste management and recycling opportunities to reduce the environmental impact for our customers by reducing energy consumption and improving the sustainability of their products.
  Continue to develop innovative applications for our bleaching earth products for edible oil and renewable fuel industries.
  Develop new mineral-based solutions for personal care applications.
  Increase our presence and market share globally for retinol delivery technology for personal care applications.
  Expand our bentonite product solutions for animal health applications.
  Increase our presence and market share in fabric care, including in emerging markets.

Engineered Solutions Segment

  Increase our presence and gain penetration of our bentonite-based foundry solutions in emerging markets.
  Deploy value-added formulations of refractory materials that not only reduce costs but improve performance.
  Deploy our laser measurement technologies into new applications.
  Expand our refractory maintenance model to other steel makers globally.

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

Results of Operations

Three-month period ended September 28, 2025 as compared with three-month period ended September 29, 2024

Consolidated Income Statement Review

	Three Months Ended
	Sep. 28,	Sep. 29,	%
(in millions of dollars)	2025	2024	Change

Net sales	$532.4	$524.7	1%
Cost of goods sold	395.4	389.5	2%
Production margin	137.0	135.2	1%
Production margin %	25.7%	25.8%

Marketing and administrative expenses	53.0	50.1	6%
Research and development expenses	5.6	5.9	(5)%
Litigation expenses	7.5	2.6	188%

Income from operations	70.9	76.6	(7)%
Operating margin %	13.3%	14.6%

Interest expense, net	(13.8)	(14.0)	(1)%
Other non-operating deductions, net	(0.5)	(3.1)	(84)%
Total non-operating deductions, net	(14.3)	(17.1)	(16)%

Income before tax and equity in earnings	56.6	59.5	(5)%
Provision for taxes on income	13.5	13.7	(1)%
Effective tax rate	23.9%	23.0%

Equity in earnings of affiliates, net of tax	1.1	1.9	(42)%

Net income	44.2	47.7	(7)%

Net income attributable to non-controlling interests	1.2	1.0	20%
Net income attributable to Minerals Technologies Inc.	$43.0	$46.7	(8)%

*    Percentage not meaningful

Net Sales

	Three Months Ended			Three Months Ended
	Sep. 28, 2025			Sep. 29, 2024
(in millions of dollars)	Net Sales	% of Total Net Sales	% Change	Net Sales	% of Total Net Sales
U.S.	$273.3	51.3%	2%	$268.3	51.1%
International	259.1	48.7%	1%	256.4	48.9%
Total net sales	$532.4	100.0%	1%	$524.7	100.0%

Consumer & Specialties Segment	$277.4	52.1%	(1)%	$280.3	53.4%
Engineered Solutions Segment	255.0	47.9%	4%	244.4	46.6%
Total net sales	$532.4	100.0%	1%	$524.7	100.0%

Worldwide net sales increased 1% to $532.4 million in the third quarter from $524.7 million in the prior year.

Net sales in the United States increased to $273.3 million in the third quarter of 2025 from $268.3 million in the third quarter of 2024.  International sales increased to $259.1 million from $256.4 million in the prior year.

Operating Costs and Expenses

Cost of goods sold was $395.4 million and represented 74.3% of sales for the three-month period ended September 28, 2025, as compared with $389.5 million and 74.2% of sales in the prior year.  Production margin decreased from 25.8% of sales in the prior year to 25.7% of sales in the third quarter of 2025.

Marketing and administrative costs were $53.0 million and 10.0% of sales for the three-month period ended September 28, 2025, as compared to $50.1 million and 9.5% of sales in the prior year.

Research and development expenses were $5.6 million and represented 1.1% of sales for the three-month period ended September 28, 2025, as compared with $5.9 million and 1.1% of sales in the prior year.

The Company recorded litigation expenses in connection with Oldco's bankruptcy filing of $7.5 million and $2.6 million during the three-month periods ending September 28, 2025 and September 29, 2024, respectively.

Income from Operations

The Company recorded income from operations of $70.9 million and $76.6 million during the three-month periods ending September 28, 2025 and September 29, 2024, respectively.  Income from operations includes litigation expenses in connection with Oldco’s bankruptcy filing and lawsuits related to talc products sold by Oldco of $7.5 million and $2.6 million during the three-month periods ended September 28, 2025 and September 29, 2024, respectively.

Other Non-Operating Deductions, net

In the third quarter of 2025, non-operating deductions were $14.3 million, as compared with $17.1 million in the prior year. Included in other non-operating deductions in the third quarter of 2025 was net interest expense of $13.8 million, as compared to $14.0 million in the third quarter of the prior year.

Provision for Taxes on Income

Provision for taxes on income was $13.5 million, as compared with $13.7 million in the prior year. The effective tax rate was 23.9%, as compared with 23.0% in the prior year.

Net Income Attributable to MTI Shareholders

Net income attributable to MTI shareholders was $43.0 million for the three-month period ended September 28, 2025, as compared with $46.7 million in the prior year.

Segment Review

The following discussions highlight the operating results for each of our two segments.

	Three Months Ended
	Sep. 28,	Sep. 29,	%
Consumer & Specialties Segment	2025	2024	Change
	(in millions of dollars)
Net Sales
Household & Personal Care	$129.8	$130.9	(1)%
Specialty Additives	147.6	149.4	(1)%
Total net sales	$277.4	$280.3	(1)%

Income from operations	$37.4	$41.7	(10)%
% of net sales	13.5%	14.9%

Net sales in the Consumer & Specialties segment was $277.4 million for the three-month period ended September 28, 2025, as compared with $280.3 million in the prior year. Household & Personal Care sales decreased 1% to $129.8 million, as compared with $130.9 million in the prior year. Sales in Specialty Additives decreased 1% to $147.6 million as compared with prior year.

Income from operations was $37.4 million, as compared to $41.7 million in the prior year due to higher operating costs primarily through unfavorable volume leverage and product mix.

	Three Months Ended
	Sep. 28,	Sep. 29,	%
Engineered Solutions Segment	2025	2024	Change
	(in millions of dollars)
Net Sales
High-Temperature Technologies	$178.9	$174.8	2%
Environmental & Infrastructure	76.1	69.6	9%
Total net sales	$255.0	$244.4	4%

Income from operations	$44.8	$38.8	15%
% of net sales	17.6%	15.9%

Net sales in the Engineered Solutions segment increased 4% to $255.0 million from $244.4 million in the prior year. High-Temperature Technologies sales increased 2% to $178.9 million, as compared with $174.8 million in the prior year. Strong volume growth in Asia foundry and refractory equipment sales were partially offset by lower volumes in North America foundry business. Environmental & Infrastructure sales increased 9% to $76.1 million, as compared with $69.6 million in the prior year driven by an increase in offshore water filtration and services, as well as infrastructure drilling products.

Income from operations was $44.8 million and 17.6% of sales, as compared with $38.8 million and 15.9% of sales in the prior year.

Nine-month period ended September 28, 2025 as compared with nine-month period ended September 29, 2024

Consolidated Income (Loss) Statement Review

	Nine Months Ended
	Sep. 28,	Sep. 29,	%
(in millions of dollars)	2025	2024	Change

Net sales	$1,553.1	$1,600.4	(3)%
Cost of goods sold	1,159.6	1,185.4	(2)%
Production margin	393.5	415.0	(5)%
Production margin %	25.3%	25.9%

Marketing and administrative expenses	155.8	156.4	0%
Research and development expenses	17.1	17.3	(1)%
Provision for litigation reserve and credit losses	215.0	30.0	*
Restructuring and other items	11.3	-	*
Gain on sale of assets, net	(5.6)	-	*
Litigation expenses	14.5	8.9	63%

Income (loss) from operations	(14.6)	202.4	*
Operating margin %	*	12.6%

Interest expense, net	(41.6)	(43.8)	(5)%
Other non-operating deductions, net	(4.4)	(4.4)	0%
Total non-operating deductions, net	(46.0)	(48.2)	(5)%

Income (loss) before tax and equity in earnings	(60.6)	154.2	*
Provision (benefit) for taxes on income	(4.7)	43.2	*
Effective tax rate	7.8%	28.0%

Equity in earnings of affiliates, net of tax	3.4	5.2	(35)%

Net income (loss)	(52.5)	116.2	*

Net income attributable to non-controlling interests	3.1	3.1	0%
Net income (loss) attributable to Minerals Technologies Inc.	$(55.6)	$113.1	*

*    Percentage not meaningful

Net Sales

	Nine Months Ended			Nine Months Ended
	Sep. 28, 2025			Sep. 29, 2024
(in millions of dollars)	Net Sales	% of Total Net Sales	% Change	Net Sales	% of Total Net Sales
U.S.	$817.6	52.6%	(1)%	$824.7	51.5%
International	735.5	47.4%	(5)%	775.7	48.5%
Total net sales	$1,553.1	100.0%	(3)%	$1,600.4	100.0%

Consumer & Specialties Segment	$823.4	53.0%	(4)%	$861.5	53.8%
Engineered Solutions Segment	729.7	47.0%	(1)%	738.9	46.2%
Total net sales	$1,553.1	100.0%	(3)%	$1,600.4	100.0%

Total net sales decreased 3% from the previous year to $1,553.1 million.  Net sales in the United States decreased 1% to $817.6 million from $824.7 million in the prior year. International sales decreased by 5% to $735.5 million from $775.7 million in the prior year.

Operating Costs and Expenses

Cost of goods sold decreased 2% from the prior year and was 74.7% of sales, as compared with 74.1% in the prior year. Gross margin decreased to 25.3% of sales as compared with 25.9% of sales in the prior year.

Marketing and administrative costs were $155.8 million and 10.0% of sales for the nine-month period ended September 28, 2025, as compared to $156.4 million and 9.8% of sales in the prior year.

Research and development expenses were $17.1 million and represented 1.1% of sales for the nine-month period ended September 28, 2025, as compared with $17.3 million and 1.1% of sales in the prior year.

In the second quarter of 2024, the Company, through its subsidiary by Minerals Technologies Investments LLC, entered into a Debtor-in-Possession Credit Agreement with Oldco (the "DIP Credit Agreement") and recorded a $30 million provision for credit losses for the maximum principal amount under the DIP Credit Agreement.

During the nine-month period ended September 28, 2025, the Company recorded a provision for litigation reserve and credit losses of $215.0 million to establish a reserve for estimated costs to fund a trust to resolve all current and future talc-related claims, as well as fund the bankruptcy of Oldco and Barretts Ventures Texas LLC ("BVT"), and related litigation costs. Included in this provision is $30 million of additional debtor-in-possession financing to the debtors.

During the nine-month periods ended September 28, 2025 and September 29, 2024, the Company also recorded litigation expenses of $14.5 million and $8.9 million, respectively, in connection with Oldco’s bankruptcy filing and lawsuits related to talc products sold by Oldco.

In addition, during the nine-month period ended September 28, 2025, the Company recorded a $11.3 million restructuring and other items charge for the write-down of assets and severance and other costs, offset by a $5.6 million net gain on the final installment for the sale of refractories manufacturing assets in China.

Income (loss) from Operations

The Company recorded a loss from operations of $14.6 million for the nine-month period ended September 28, 2025, as compared to income of $202.4 million in the prior year.  Loss from operations for the nine-months ended September 28, 2025 includes a provision for litigation reserve and credit losses of $215.0 million and a $11.3 million restructuring and other items charge for the write-down of assets and severance and other costs, offset by a $5.6 million net gain on the final installment for the sale of refractories manufacturing assets in China. Income from operations for the nine-months ended September 29, 2024 includes a $30 million charge related to a provision for credit losses in connection with the DIP Credit Agreement.

In addition, operating income (loss) during the nine-month periods ended September 28, 2025 and September 29, 2024 includes $14.5 million and $8.9 million, respectively, of litigation expenses in connection with Oldco’s bankruptcy filing and lawsuits related to talc products sold by Oldco.

Other Non-Operating Deductions, net

The Company recorded non-operating deductions of $46.0 million for the nine-month period ended September 28, 2025, as compared with $48.2 million in the prior year. Included in non-operating deductions for the nine-month periods ended September 28, 2025 and September 29, 2024 is $41.6 million and $43.8 million, respectively, of net interest expense.

Provision (Benefit) for Taxes on Income

Provision (benefit) for taxes was $(4.7) million, as compared to $43.2 million in the prior year. The effective tax rate was 7.8%, as compared to 28.0% in the prior year. The rate was lower primarily due to the provision for litigation reserve and credit losses recorded in the first quarter of 2025.

Net Income (Loss) Attributable to MTI Shareholders

Consolidated net loss was $55.6 million during the nine-month period ended September 28, 2025, as compared with net income of $113.1 million in the prior year.

Segment Review

The following discussions highlight the operating results for each of our two segments.

	Nine Months Ended
	Sep. 28,	Sep. 29,	%
Consumer & Specialties Segment	2025	2024	Change
	(in millions of dollars)
Net Sales
Household & Personal Care	$380.3	$396.1	(4)%
Specialty Additives	443.1	465.4	(5)%
Total net sales	$823.4	$861.5	(4)%

Income from operations	$98.9	$127.6	(22)%
% of net sales	12.0%	14.8%

Net sales in the Consumer & Specialties segment decreased 4% to $823.4 million from $861.5 million in the prior year. Household & Personal Care sales decreased 4% to $380.3 million as compared to $396.1 million in the prior year driven by customer inventory destocking and inconsistent ordering patterns at the beginning of the year. Sales in Specialty Additives decreased 5% to $443.1 million as compared to $465.4 million in the prior year driven by weaker paper demand in North America and Europe.

Income from operations was $98.9 million and 12.0% of sales as compared to $127.6 million and 14.8% of sales in the prior year. Included in income from operations for the nine-month period ended September 28, 2025 are $5.8 million of restructuring and other items.

	Nine Months Ended
	Sep. 28,	Sep. 29,	%
Engineered Solutions Segment	2025	2024	Change
	(in millions of dollars)
Net Sales
High-Temperature Technologies	$526.7	$536.8	(2)%
Environmental & Infrastructure	203.0	202.1	0%
Total net sales	$729.7	$738.9	(1)%

Income from operations	$125.2	$122.0	3%
% of net sales	17.2%	16.5%

Net sales in the Engineered Solutions segment decreased to $729.7 million from $738.9 million in the prior year. High-Temperature Technologies’ sales decreased 2% to $526.7 million as compared to $536.8 million in the prior year. Environmental & Infrastructure sales increased slightly to $203.0 million from $202.1 million in the prior year.

Income from operations was $125.2 million and 17.2% of net sales as compared to $122.0 million and 16.5% of sales in the prior year. Included in income from operations for the nine-month period ended September 28, 2025 are $3.3 million of restructuring and other items, offset by a $5.6 million net gain on the final installment for the sale of refractories manufacturing assets in China.

Liquidity and Capital Resources

Cash flow provided by operations during the nine-month period ended September 28, 2025, was approximately $129.4 million. Cash flows from operations during the first nine months of 2025 were principally used to fund capital expenditures, repurchase shares, and to pay the Company’s dividend to common shareholders. The aggregate maturities of long-term debt are as follows: remainder of 2025 - $3.4 million; 2026 - $6.4 million; 2027 - $6.0 million; 2028 - $405.8 million; 2029 - $5.7 million; thereafter - $546.3 million.

On November 26, 2024 the Company entered into a Refinancing Facility Agreement and Incremental Facility Amendment (the “Amendment”) to amend the Company’s previous credit agreement (the “Previous Credit Agreement; the previous credit agreement, as amended by the Amendment, being the “Amended Credit Agreement”). The Amendment provides for, among other things, a new senior secured revolving credit facility with aggregate commitments of $400 million (the “Revolving Facility”), a portion of which may be used for the issuance of letters of credit and swingline loans, and a new senior secured term loan facility with aggregate commitments of $575 million (the “Term Loan Facility” and, together with the Revolving Facility, the “Senior Secured Credit Facilities”). The Revolving Facility and the Term Loan Facility replace the facilities under the Previous Credit Agreement, which provided for, among other things, a $550 million senior secured term loan facility and a $300 million senior secured revolving credit facility. The maturity date for loans and commitments under the Revolving Facility is November 26, 2029, and the maturity date for loans under the Term Loan Facility is November 26, 2031; provided that the maturity dates of the Revolving Facility and the Term Loan Facility will be adjusted to the date that is 91 days prior to the stated maturity date of the Company’s 5.0% Senior Notes due 2028 (the “Notes”) unless, prior to the date that is 91 days prior to the stated maturity date of the Notes, all amounts in excess of $50 million of the Notes have been either (a) refinanced with indebtedness permitted under the Amended Credit Agreement maturing later than 90 days after the scheduled maturity date of the Revolving Facility or of the Term Loan Facility, as applicable, or (b) repaid, discharged or repaid (other than with the proceeds of any indebtedness maturing earlier than 91 days after the scheduled maturity date of the Revolving Facility or of the Term Loan Facility, as applicable).  Loans under the Term Loan Facility amortize at a rate equal to 1.00% per annum, payable in equal quarterly instalments, and were issued with original issue discount at 99.875% of par.

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

As of September 28, 2025, there were $13.0 million in loans and $9.3 million in letters of credit outstanding under the Revolving Facility.

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

The Company has a committed loan facility in Japan. As of September 28, 2025, $0.7 million was outstanding under this loan facility. Principal will be repaid in accordance with the payment schedule ending in 2026. The Company repaid $0.2 million on this loan during the first nine months of 2025.

As part of the Concept Pet acquisition, the Company assumed $1.9 million in long-term debt, recorded at fair value, consisting of two terms loans, one that matures in 2025 and one that matures in 2027.  Both loans have annual payments and carry a variable interest rate. The Company repaid $0.1 million on these loans during the first nine months of 2025.

As of September 28, 2025, the Company had $15.2 million in uncommitted short-term bank credit lines, of which $0.4 million were in use. The credit lines are primarily outside the U.S. and are generally one year in term at competitive market rates at large, well-established institutions. The Company typically uses its available credit lines to fund working capital requirements or local capital spending needs.

We anticipate that capital expenditures for 2025 should be approximately $100 million, principally related to opportunities to improve our operations and meet our strategic growth objectives.  We expect to meet our other long-term financing requirements from internally generated funds and committed and uncommitted bank credit lines.

In the second quarter of 2023, the Company entered into a new floating to fixed interest rate swap for a notional amount of $150 million. The fair value of this instrument at September 28, 2025 is a liability of $0.1 million.

On October 16, 2024, the Company’s Board of Directors authorized the Company’s management to repurchase, at its discretion, up to $200 million of the Company’s shares.  As of September 28, 2025, 816,990 shares have been repurchased under this program for $50.3 million, or an average price of approximately $61.56 per share.

The Company is required to make future payments under various contracts, including debt agreements and lease agreements. The Company also has commitments to fund its pension plans and provide payments for other post-retirement benefit plans. During the nine-month period ended September 28, 2025, there were no material changes in the Company’s contractual obligations.

The Company and certain of the Company’s subsidiaries are among numerous defendants in over eight hundred cases seeking damages for alleged exposure to asbestos-contaminated talc products sold by the Company’s subsidiary Oldco. The Company’s position is that these cases are meritless and all talc products sold by Oldco are safe. On October 2, 2023 (the “Petition Date”), notwithstanding the Company’s confidence in the safety of Oldco’s talc products, Oldco and Barretts Ventures Texas LLC (“BVT” and together with Oldco, the “Chapter 11 Debtors”) filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas (the “Chapter 11 Cases”) to address and comprehensively resolve Oldco’s liabilities associated with talc. Minerals Technologies Inc. and the Company’s other subsidiaries were not included in the Chapter 11 filing.

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

In the second quarter of 2024, Oldco sold its talc assets under section 363 of the U.S. Bankruptcy Code. In addition, in the second quarter of 2024, the Company entered into a Debtor-in-Possession Credit Agreement with Oldco (the “DIP Credit Agreement”) and recorded a provision for credit loss of $30 million for the maximum principal amount under such DIP Credit Agreement. In the second quarter of 2025, the Company amended the DIP Credit Agreement to increase the maximum principal amount available under the DIP Credit Agreement by $30 million.  Proceeds of the sale of Oldco’s talc assets, as well as the funds drawn by Oldco under the DIP Credit Agreement, have been and will be used to fund the Chapter 11 Cases.

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

Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740):  Improvements to Income Tax Disclosures”, that requires entities to disclose additional information about federal, state, and foreign income taxes primarily related to the income tax rate reconciliation and income taxes paid.  The new standard also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities.  The new standard is effective for periods beginning on or after December 15, 2024.   The adoption of this standard did not have a material impact on the Company’s consolidated financial statements but could result in disaggregation of the Company’s tax footnote.

Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40):  Disaggregation of Income Statement Expenses”, that requires entities to disclose additional information in the notes to the financial statements about prescribed categories underlying any relevant income statement expense caption.  The new standard is effective for annual reporting periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements but will result in disaggregation of the Company’s income statement expenses.

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

In the second quarter of 2023, the Company entered into a floating to fixed interest rate swap for a notional amount of $150 million. The fair value of this instrument at September 28, 2025 is a liability of $0.1 million.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 28, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  Legal Proceedings

From time to time, the Company and its subsidiaries are the subject of various legal actions and claims arising in the ordinary course of their businesses. The most significant litigation facing the Company are cases seeking damages for alleged exposure to asbestos-contaminated talc products sold by the Company's subsidiary BMI Oldco Inc. (f/k/a Barretts Minerals Inc.) ("Oldco") and the talc-related Chapter 11 cases of Oldco and Barretts Ventures Texas LLC. Additional information regarding legal proceedings is disclosed in Note 12 to the Condensed Consolidated Financial Statements included elsewhere in this report, which disclosure is incorporated herein by reference.

ITEM 1A.  Risk Factors

For a description of Risk Factors, see Exhibit 99 attached to this report. There have been no material changes to our risk factors from those disclosed in our 2024 Annual Report on Form 10-K.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

	Total		Total Number of	Dollar Value of
	Number	Average	Shares Purchased as	Shares that May
	of Shares	Price Paid	Part of the Publicly	Yet be Purchased
	Purchased	Per Share	Announced Program	Under the Program
June 30 - July 27	94,099	$58.44	629,613	$161,241,032
July 28 - August 24	91,377	$59.50	720,990	$155,804,537
August 25 - September 28	96,000	$63.52	816,990	$149,706,445
Total	281,476	$60.52

On October 16, 2024, the Company’s Board of Directors authorized the Company’s management to repurchase, at its discretion, up to $200 million of the Company’s shares.  As of September 28, 2025, 816,990 shares have been repurchased under this program for $50.3 million, or an average price of approximately $61.56 per share.

ITEM 3.  Default Upon Senior Securities

Not applicable.

ITEM 4.  Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Quarterly Report on Form 10-Q.

ITEM 5.  Other Information

During the three-month period ended September 28, 2025, none of our directors or executive officers adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

October 24, 2025