Form 10-K
period 2025-12-31
MINERALS TECHNOLOGIES INC
filed 2026-02-20
CIK 891014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 29, 2025, the aggregate market value of the voting stock held by non-affiliates of the Registrant (based upon the closing price at which the stock was sold as of June 27, 2025) was approximately $1.2 billion. Solely for the purposes of this calculation, shares of common stock held by officers, directors, and beneficial owners of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 6, 2026, the Registrant had outstanding 31,048,585 shares of common stock, all of one class.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2026 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

MINERALS TECHNOLOGIES INC.
2025 FORM 10-K ANNUAL REPORT

PART I

Item 1.  Business

Minerals Technologies Inc. (together with its subsidiaries, the “Company,” “MTI,” “we,” “us” or “our”) is a global, technology-driven specialty minerals company that develops, produces, and markets a wide range of minerals and mineral-based products and services. We are the world's largest producer of bentonite and a leading producer of calcium carbonate. Our products and minerals are an essential part of everyday life for millions of people around the world.

The Company's vertical integration extends from mine to market: we directly source minerals from our globally distributed reserves, transform them at our plants through proprietary technologies and applications into fit-for-purpose products, and market these products to customers across a range of industries. This process is driven by our world-class manufacturing, R&D capabilities, efficient approach to new product development, and company-wide focus on innovation and Operational Excellence.

At December 31, 2025, the Company's operations are reflected in the following two reportable business segments under which we managed our operations, assessed performance, and reported earnings: Consumer & Specialties and Engineered Solutions.

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

The Company is focused on executing our growth strategy of expanding our business into faster-growing markets and geographies, strengthening our leadership positions in existing markets, and introducing innovative, high-value products.

The following table sets forth the percentage of our revenues generated from each segment for each of our last three fiscal years:

Percentage of Net Sales	2025	2024	2023
Consumer & Specialties	53%	54%	54%
Engineered Solutions	47%	46%	46%
Total	100%	100%	100%

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

Household & Personal Care Products and Markets

The Household & Personal Care product line delivers mineral-to-market products to a variety of consumer-oriented markets, including cat litter, personal care, fabric care, edible oil and renewable fuel purification, animal health, and agriculture. This product line uses a core technology that we call “Functional Additives,” which is the use of unique minerals and additives to deliver functionality to our products and our customers’ products.

The Company’s cat litter products include sodium bentonite-based scoopable (clumping), lightweight, alternative, and non-clumping cat litters sold throughout North America, Europe, and Asia. The Company's cat litter products are marketed on a business-to-business basis under the SIVO™ global brand. The Company’s scoopable products’ clump-forming capability traps urine, reducing waste by allowing for easy removal of only the odor-producing elements from the litter box. The Company is a provider of private-label cat litter to retail partners, as well as a provider of packaged and bulk cat litter to globally recognized national brands. The Company’s internal transportation group provides logistics services and is a key component of our capability in supplying customers on a national basis. The Company has completed a number of acquisitions of cat litter manufacturers over the past several years in both the European and North American markets.

The Company also produces several other bentonite and leonardite-based proprietary solutions for consumer and industrial applications, such as:

  Filtration media for edible oil and renewable fuels, including sustainable aviation fuels, for which the company's differentiated product allows for the targeted removal of specific contaminants.
  Natural bentonite feed additives to improve animals’ digestive health through gastrointestinal binding of mycotoxins.
  Filtration media for beverage clarification.
  Agricultural products to improve plant harvests, plant health, and crop yield.
 In addition, the Company supplies fabric care products and additives consisting of high-grade, agglomerated bentonite and other mineral additives that perform as softening agents in certain powdered-detergent formulations or act as carriers for colorants, surfactants, and fragrances. These fabric care products are formulated to adapt to our customers’ changing technical requirements.

The Company also manufactures personal care ingredients for cosmetic anti-aging formulations and advanced delivery system technologies for the sustained release of retinoid and other actives in cosmetic, OTC, and prescription formulations. It also produces mineral ingredients providing improved feel and viscosity control in cosmetic formulations. Products range from ingredient sales to fully formulated finished goods.

The Company’s Household & Personal Care net sales were $512.8 million, $530.0 million, and $517.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Specialty Additives Products and Markets

The Specialty Additives product line delivers mineral additives to a variety of consumer and industrial end markets, including paper and packaging, food and pharmaceutical, sealants and adhesives, paints and coatings, and plastics. This product line uses a core technology that we call “Crystal Engineering,” and involves proprietary processes to synthesize crystal type, size, and morphology to achieve specific functionality.

The Company manufactures customized Precipitated Calcium Carbonate (PCC) and Ground Calcium Carbonate (GCC) products using proprietary processes for the paper, paperboard, and fiber-based packaging industry. Each product is designed to provide the optimum balance of paper properties including brightness, opacity, bulk, strength, and improved printability. The majority of this product line's sales to paper or packaging makers originate from “satellite” plants. A satellite plant is a manufacturing facility located near a paper or packaging mill thereby eliminating the cost of transporting product from remote production sites to the paper or packaging mill for our customers.

The Company owns, operates, and maintains all of its satellite facilities and owns or licenses the related technology. Generally, the Company and its customers enter into long-term evergreen agreements, initially ten to fifteen years in length, pursuant to which the Company supplies substantially all of the customers' requirements. The Company is generally permitted to sell to third parties products produced at a satellite plant in excess of the host mill’s requirements.

Additionally, the Company offers mineral solutions for filler and coating applications in both containerboard and cartonboard packaging. Growth in the packaging segment is driven by trends in consumption, e-commerce, and demand for sustainable packaging solutions.

The Company also produces and sells a full range of specialized PCC products on a merchant basis for non-paper and packaging applications, including surface-treated and untreated grades of PCC to the polymer industry for use in automotive and construction applications, and to the adhesives industry. The Company’s PCC is also used by the pharmaceutical industries as a source of calcium, as a buffering agent in tablets, food applications, and as a mild abrasive in toothpaste.

In addition, the Company mines and processes GCC products at its reserves in the eastern and western parts of the United States. GCC is used and sold in the construction, automotive, and consumer markets in addition to packaging applications. Our high-quality limestone and dolomitic limestone are defined primarily by the chemistry and color characteristics of the ore bodies. We serve multiple markets from each of our operations, each of which has different requirements relating to a combination of chemical and physical properties.

The Company’s Specialty Additives net sales were $584.9 million, $610.2 million, and $642.6 million for the years ended December 31, 2025, 2024, and 2023, respectively.

ENGINEERED SOLUTIONS SEGMENT

The Engineered Solutions segment provides advanced process technologies and solutions that are designed to improve our customers’ manufacturing processes and projects. This segment includes two product lines: High-Temperature Technologies and Environmental & Infrastructure.

High-Temperature Technologies Products and Markets

The High-Temperature Technologies product line delivers mineral-based blends, technologies, and systems to the foundry, steel, glass, aluminum, and other high-temperature processing industries. This product line uses a core technology that we call “Engineered Blends” and is the development of tailored blends of specific minerals and additives to enhance customer processes and product performance.

For the foundry industry, this product line produces custom-blended mineral and non-mineral products, also known as Green Sand Bonds, to strengthen sand molds for casting for auto and heavy truck parts, agriculture, and construction equipment, municipal, infrastructure, and other industrial castings markets. These products help our customers in the foundry industry improve productivity by reducing scrap from defects and poor surface quality. Our ADDITROL® blends also improve the efficiency and recycling of sand blends in mold sand systems by lowering clay consumption and improve air quality by reducing volatile organic compound emissions. Our mine to mold operational capability has resulted in providing a consistent high-quality product, technical support, and reliable on-time delivery service valued by our customers.

The Company also offers a broad range of monolithic and pre-cast refractory products and related systems and services for the steel industry.

The Company sells the following refractory products:

  Gunnable monolithic refractory products and application systems to users of basic oxygen furnaces and electric arc furnaces for application on furnace walls to prolong the life of furnace linings.
  Monolithic refractory materials and pre-cast refractory shapes for iron and steel ladles, vacuum degassers, continuous casting tundishes, blast furnaces, and reheating furnaces.
  Refractory shapes and linings to the glass, cement, aluminum, petrochemicals, power generation, and other non-steel industries.

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

Refractory product sales are often supported by Company-supplied proprietary application equipment, laser measurement systems, and on-site technical service support. The Company’s technical service staff and application equipment assist customers to achieve desired productivity objectives. The Company’s technicians are also able to conduct laser measurement of refractory wear, sometimes in conjunction with robotic application tools, to improve refractory performance at many customer locations. The Company believes that these services, together with its refractory product offerings, provide it with a strategic marketing advantage. The Company also produces a number of other technologically advanced products for the steel industry, including calcium metal, metallurgical wire products, and a number of metal treatment specialty products.

The Company also produces a specialized line of carbon composites and PYROID® pyrolitic graphite, primarily for the aerospace and electronics industries.

The Company’s High-Temperature Technologies net sales were $704.7 million, $713.2 million, and $720.9 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Environmental & Infrastructure Products and Markets

The Environmental & Infrastructure product line offers project-based products and solutions for environmental remediation, water treatment, building materials, and infrastructure. This product line uses a core technology that we call “Particle Surface Modification” and is the modification of the outer layer of our minerals through chemistry.

The Company’s geosynthetic clay lining systems are used for lining and capping landfills, mine waste disposal sites, and industrial waste storage sites such as bauxite residue and coal ash waste. The Company also provides associated geosynthetic materials for these applications, including geotextiles and drainage geocomposites. The vapor intrusion mitigation applications include specialized technologies to prevent gas vapor intrusion in new building construction. Products offered include Liquid Boot® vapor barrier, a spray applied system that works as a stand-alone or in conjunction with various membrane systems to provide best in class performance.

Additionally, the Company offers a wide variety of both active and passive waterproofing and greenroof technologies for use in protecting structures from groundwater intrusion. The end users of these products are specialty subcontractors trained by the company in the proper installation of all our products.

The Company is also well known in the environmental remediation industry providing technologies that address a variety of complex and aggressive contaminants in soil, groundwater, and marine sediment. The reactive capping technologies and solutions are used to effectively contain residual contamination and to reduce costs associated with ex-situ remedies. The Company also specializes in treating soil, groundwater, landfill leachate, surface waters and drinking water sources contaminated with Per-and polyfluoroalkyl substances (PFAS) and Perfluorooctane sulfonate (PFOS) with our FLUORO-SORB® adsorbent.

The Company's drilling products are used in environmental and geotechnical drilling applications, horizontal directional drilling, mineral exploration, and foundation construction, as well as in oil and gas well drilling. Bentonite imparts thickening and suspension properties that facilitate the transport of rock cuttings to the surface during the drilling process. It also contributes to a drilling fluid’s ability to lubricate the drill bit and coat the underground formations to prevent hole collapse and drill-bit seizing.

Additionally, within this product line, the Company provides offshore filtration and well testing services to improve the production, cost, compliance, and environmental impact of activities performed globally in the oil and gas industry.

The Company’s Environmental & Infrastructure net sales were $270.2 million, $265.1, million and $288.8 million for the years ended December 31, 2025, 2024, and 2023, respectively.

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

In the Consumer & Specialties segment, the Company is a provider of private-label cat litter to retail partners, as well as a provider of packaged and bulk cat litter to globally recognized national brands. In addition, the Company’s sales team and technical services staff assist paper producers in ongoing evaluations of the use of PCC for paper coating and filling applications as well as PCC and GCC use in the packaging, automotive, construction, and household goods markets.

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

The continued use of skilled technical service teams is an important component of the Company’s business strategy. The Company works closely with its customers to ensure that their requirements are satisfied, and it often trains and supports customer personnel in the use of the Company’s products. The Company oversees domestic marketing and sales activities principally from Bethlehem, Pennsylvania and Hoffman Estates, Illinois, and from regional sales offices located elsewhere in the United States. The Company’s international marketing and sales efforts are directed from regional centers located in Brazil, Canada, China, Germany, India, Japan, Netherlands, Spain, Turkey, and the United Kingdom. The Company believes that its worldwide network of sales personnel and manufacturing sites facilitates continued international expansion.

Raw Materials

The Company depends in part on having an adequate supply of raw materials for its manufacturing operations, particularly lime and carbon dioxide for the Specialty Additives product line, and magnesia and alumina for the High-Temperature Technologies operations. We also depend on having an adequate supply of bentonite, leonardite, and limestone. Supplies of bentonite, leonardite, and limestone are mainly provided through the Company’s own mining operations and we depend on having adequate access to ore reserves of appropriate quality at such mining operations.

The Company uses lime in the production of PCC and is a significant purchaser of lime worldwide. Generally, the lime utilized in our business is readily available from numerous sources and we purchase lime under long-term supply contracts from unaffiliated suppliers located in close geographic proximity to the Company’s PCC plants. We currently supply some quantities of lime to third parties that are in close proximity to our Adams, Massachusetts plant and could supply small quantities of lime to certain of our PCC satellite facilities that are in close geographic proximity to the Adams plant. Carbon dioxide is readily available in exhaust gas from the host mills for our satellites, or other operations at our merchant facilities.

The principal raw materials used in the Company’s monolithic refractory products are refractory-grade magnesia and various forms of alumina silicates. Approximately 57% of the Company’s magnesia requirements were purchased from sources in China over the past five years. The price and availability of bulk raw materials from China are subject to fluctuations that could affect the Company’s sales to its customers. In addition, the volatility of transportation costs and application of U.S. tariffs have also affected the delivered cost of raw materials imported from China to North America and Europe. The Company has developed alternate sources of magnesia that have diversified our supply of magnesia. The amount sourced from China and other locations can vary from year to year depending upon price and availability from each source. The alumina we utilize in our business is readily available from numerous sources. The Company also purchases calcium metal, calcium silicide, carbon, and various alloys for use in the production of metallurgical wire products and uses lime and aluminum in the production of calcium metal.

In addition to bentonite and leonardite provided through our mining operations, the principal raw materials for the products we supply to the foundry industry in our High-Temperature Technologies product line are coal, soda ash, and chromite, all of which are readily available from numerous sources.

Mineral Reserves and Mining Process

The Company relies on access to bentonite reserves to support our businesses. The Company has reserves of sodium and calcium bentonite at various locations in the U.S., including Wyoming, Montana, South Dakota, Nevada, and Alabama, as well as in Australia, China, Slovakia, and Turkey. Through the Company’s affiliations and joint ventures, the Company also has access to bentonite deposits in Mexico. The Company owns or controls the properties on which the bentonite reserves are located through long-term leases, royalty agreements (including easement and right of way agreements), and patented and unpatented mining claims. No single or group of mining claims or leases is significant or material to the financial condition or operations of our Company or our segments.

In general, our bentonite reserves are immediately adjacent to, or within sixty miles of, one of the related processing plants. All of the properties on which our reserves are located are either physically accessible for the purposes of mining and hauling or the cost of obtaining physical access would not be material. Access to processing facilities from the mining areas is generally by private road, public highway, or railroad. For most of our leased properties and mining claims, there are multiple means of access.

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

The Company relies on shipping cargos of bentonite from the United States, Turkey, and China to customers, as well as our own subsidiaries, and we are sensitive to our ability to recover these shipping costs.

Competition

The Company is continually engaged in efforts to develop new products and technologies and refine existing products and technologies in order to remain competitive and to position itself as a market leader. The Company is the world's largest producer of bentonite and a leading producer of calcium carbonate.

The Company competes on the basis of product quality, service, technical support, price, product availability, and logistics. There are numerous major producers of competing products and various regional suppliers in the areas the Company serves. Within the Consumer & Specialties segment, the Company is a global leader in private-label cat litter, North America bulk clumping cat litter, and European premium cat litter. With respect to its PCC products, the Company competes for sales to the paper and packaging industry with other minerals, such as GCC and kaolin, based in large part upon technological know-how, patents, and processes that allow the Company to deliver PCC that it believes imparts gloss, brightness, opacity, and other properties to paper and packaging on an economical basis. The Company is the leading manufacturer and supplier of PCC to the paper industry and specialty PCC in North America. The Company competes in sales of its GCC products based primarily upon quality, price, and geographic location.

With respect to the Company’s High-Temperature Technologies products, competitive conditions vary by geographic region. Competition is based upon the performance characteristics of the product (including strength, consistency, thermal durability, and ease of application), price, and the availability of technical support. We believe the Company is the world’s largest producer and supplier of Green Sand Bonds, as well as the leader in refractory laser measurement systems, North American monolithic refractories, and solid core calcium wire.

With respect to the Environmental & Infrastructure product line, the Company competes with geosynthetic clay liner manufacturers worldwide, several suppliers of alternative lining technologies, and providers of soil and environmental remediation solutions and products. In addition, our filtration and well-testing services compete with other oil and gas services companies. In building materials applications, the Company competes in a highly fragmented market comprised of a wide variety of alternative technologies. A number of integrated bentonite companies compete with the Company’s drilling products.

Seasonality

Some of our products within the Environmental & Infrastructure product line in the Engineered Solutions segment are impacted by weather and soil conditions. Many of the products cannot be applied in wet or winter weather conditions and, as such, sales and profits tend to be greater during the period from April through October. Sales in our Specialty Additives product line, within the Consumer & Specialties segment, are subject to similar seasonal patterns. In addition, the offshore oil and gas services are subject to natural disasters, such as hurricanes, which could lead to lower sales in the June to November months within the Environmental and Infrastructure product line.

Research and Development

Research and development and continuous innovation are one of the growth pillars of our Company. Our leadership positions across product lines are defined by our ability to understand our customers’ needs and deliver solutions that create sustainable, long-term value.

All of our product lines are based on advanced, proprietary technologies that are applied during the manufacturing process. The Company’s internal research team has dedicated years of experience to analyzing properties of minerals and synthetic materials while developing processes and applications to enhance their performance. Our core technologies of Functional Additives, Crystal Engineering, Engineered Blends, and Particle Surface Modification are fundamental to our four major product lines. Our focus is on delivering the most efficient, high-performing, and innovative solutions to our customers. The combination of our unique, differentiated global mineral reserves and our technologies and application know-how allows us to continually develop new products focused on secular and sustainable trends.

In the Household & Personal Care product line, the Company’s research and development efforts employ our Functional Additives core technology to support both our private-label and branded products. In pet care, we work with our customers to develop new formulations and packaging solutions. For our other specialized products, we are focused on expanding our offering of natural and sustainable solutions for a variety of products including edible oil and renewable fuel purification, animal health, personal care, fabric care, and agricultural products.

In the Specialty Additives product line, the Company’s research and development efforts include application of our Crystal Engineering technology to create new PCC and GCC solutions for paper and packaging applications, including the repurposing of customer waste for use as a filler. We are also continually looking for new ways to apply our specialty PCC expertise to new markets and solutions as well as enhance our existing offerings.

             In the High-Temperature Technologies product line, our main objective is to design products and applications based on our customers’ needs by using our Engineered Blends core technology. We develop solutions for broader applications within the steel production process and are developing new blends for our foundry customers in order to further enhance their productivity and sustainability profile.

In the Environmental & Infrastructure product line, our Particle Surface Modification core technology is used to develop products that meet critical performance criteria for a variety of customers. Our focus is on developing new solutions for waterproofing and environmental remediation. Our team is also working on developing treatment solutions for a broader range of contaminated water conditions to meet drinking water standards, building on the proven effectiveness of our FLOURO-SORB® Adsorbent.

For the years ended December 31, 2025, 2024, and 2023, the Company spent approximately $22.9 million, $23.0 million, and $21.2 million, respectively, on research and development. The Company’s research and development spending as a percentage of sales was approximately 1.1%, 1.1%, and 1.0% for 2025, 2024 and 2023, respectively.

The Company maintains its primary research facilities in Bethlehem and Easton, Pennsylvania and Hoffman Estates, Illinois. It also has research and development facilities in China, England, Germany, Ireland, Japan, Turkey, and additional sites in the United States. Approximately 216 employees worldwide are engaged in research and development.

The Company has an active new product and process development program. Each year, numerous new product and process ideas are submitted and undergo a rigorous stage gate evaluation process. As a result, the Company commercializes a number of these products each year. Many of our products also contribute to improving our customers' sustainability profile.

Patents and Trademarks

The Company owns or has the right to use approximately 232 patents and approximately 1,808 trademarks related to its business. Our patents expire between 2026 and 2041. Our trademarks continue indefinitely. The Company believes that its rights under its existing patents, patent applications, and trademarks are of value to its operations, but no one patent, application, or trademark is material to the conduct of the Company’s business as a whole.

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

Human Capital Resources

Our people power the success of MTI. They are the cornerstone of our operational excellence and safety first culture, key to our ability to execute on our growth strategies, and vital to our success. Our core values — people, excellence, honesty, customer focus, and accountability — guide our actions.

Workforce Demographics

As of December 31, 2025, the Company employed 3,782 persons globally, located in over 30 countries. Of these, 1,755 (46%) were located in North America, 931 (25%) were located in Asia, 902 (24%) were located in Europe, and 194 (5%) were located in Latin America.

Focus on Safety

Safety comes first at MTI. The health and safety of our people, partners, and communities is our top priority. Our “safety-first” culture has been built through dedication, continuous improvement, and active engagement. Creating a safe work environment by continuously identifying and reducing workplace risks and by reinforcing safe behaviors means that employees will return to their families every day in the same condition in which they came to work. While we believe zero-injuries is attainable, we have set goals of 1.00 for Total Recordable Incident Rate (TRIR, which is the number of recordable injuries per 100 employees) and 0.10 for Lost Workday Injury Rate (LWIR, which is the number of lost workday injuries per 100 employees), and we continue to make strides to drive incidents below these levels.  In 2025, our TRIR was 0.54 and our LWIR was 0.14. This safety-first mindset helps us attract and retain top talent from around the world and drives continuous improvement in our manufacturing operations.

Operational Excellence Culture

Our Operational Excellence (OE) journey, rooted in the active engagement of our employees, began almost two decades ago when we developed a comprehensive and highly structured business system of lean principles closely integrated with safe and reliable work practices. We’ve significantly advanced OE across all aspects of our company, fostering a culture of continuous improvement where each employee recognizes the importance of applying these people-focused principles and tools to solve challenges, constantly refine our processes, identify and remove risk and waste, and deliver value to our customers. Every day, MTI employees show their engagement and apply their skills in ways that deliver measurable outcomes and create both business and social value.

Human Capital Management and Inclusion

Our people are essential to the successful delivery of the MTI strategy and to sustaining superior business performance. Our people strategy and programs are designed and implemented in support of our business and strategic objectives. We accelerate the development of our employees, strengthen our leadership capabilities, and enhance employee performance through a wide variety of formal and informal training initiatives, development programs, and regular succession plan reviews.

MTI recognizes that its employees are most likely to thrive when they have the resources to meet their needs in both their professional and personal lives. In support of this belief, the Company is committed to providing compensation that is competitive, equitable, and allows employees to share in the Company’s success through various incentive compensation programs. We design compensation programs and strategies that are built upon the foundational philosophies of market competitiveness and performance. We also offer a comprehensive and valuable benefits program that promotes physical, emotional, and financial wellness with the goal of supporting employees and their families. While offerings vary around the world, employees can access medical, dental, vision, and free life insurance on the first day of employment. Additional benefits include 100% company paid tuition assistance, free counseling through our Employee Assistance Program, a robust fertility and family building benefit, paid time off, and paid maternity leave.

We believe workforce diversity, especially diversity of perspectives, strengthens our performance-driven culture and is vital to business success. Diversity and inclusion are embedded in our core values and sustainability strategy. Empowered teams, inclusive culture, and open expression of viewpoints help us drive long-term shareholder value. Our commitment is reflected in our policies, performance management, leadership development, and our CEO-led Global Inclusion Council. These efforts have reshaped benefits, enhanced leader training, fostered meaningful dialogue, and aligned our organization.

Environmental, Health, and Safety Matters and Government Regulation

The Company’s operations are subject to federal, state, local, and foreign laws and regulations relating to the environment and health and safety. In particular, we are subject to certain requirements under the Clean Air Act. In addition, certain of the Company’s operations involve and have involved the use and release of substances that have been and are classified as toxic or hazardous within the meaning of these laws and regulations. Environmental operating permits are, or may be, required for certain of the Company’s operations and such permits are subject to modification, renewal, and revocation. We are also subject to land reclamation requirements relating to our mining operations. In addition to environmental and health and safety laws and regulations, we are subject to a wide variety of other federal, state, local, and foreign laws and regulations in the countries where we conduct business. The Company regularly monitors and reviews its operations, procedures, and policies for compliance with these laws and regulations. Compliance with these laws and regulations often requires the dedication of time and effort of employees, as well as financial resources. The Company believes its operations are in substantial compliance with these laws and regulations and that there are no violations that would have a material effect on the Company. Despite these compliance efforts, some risk of environmental and other damage is inherent in the Company’s operations, as it is with other companies engaged in similar businesses, and there can be no assurance that material violations will not occur in the future. In fiscal 2025, compliance with the regulations applicable to us did not have a material effect on our capital expenditures, earnings, or competitive position, and the cost of compliance with these laws and regulations is not expected to have a material adverse effect on the Company in the future.

Sustainability is core to who we are and the foundation of how we operate our company. At MTI, we are focused on providing the safest workplace for our employees, reducing our environmental impact, preserving natural resources, and making positive contributions to our local communities — all of which are ingrained in our values. For the past 17 years, MTI has published an annual Sustainability Report that describes our efforts in continuous improvement regarding our safety culture, environmental performance, new product development, social impact, and community engagement. Over the past several years, we have taken meaningful steps to advance our broad range of sustainability initiatives, including establishing 2025 environmental reduction targets in six focus areas: Scope 1 and Scope 2 CO2 emissions, airborne pollutants, water used, water discharged, and process waste disposed, each on an absolute basis and per ton of production for each of our focus areas. By 2024, we met or exceeded our targets in eleven out of twelve total environmental emission and discharge reduction targets.

Laws and regulations are subject to change. See Item 1A, Risk Factors, for information regarding the possible effects that compliance with new laws and regulations, including those relating to climate change, may have on our businesses and operating results.

Under the terms of certain agreements entered into in connection with the Company’s initial public offering in 1992, Pfizer Inc. (“Pfizer”) agreed to indemnify the Company against certain liabilities being retained by Pfizer and its subsidiaries including, but not limited to, pending lawsuits and claims, and any lawsuits or claims brought at any time in the future alleging damages or injury from the use, handling of, or exposure to any product sold by Pfizer’s specialty minerals business prior to the closing of the initial public offering.

Available Information

The Company maintains an internet website located at http://www.mineralstech.com. Its reports on Forms 10-K, 10-Q, and 8-K, and amendments to those reports, as well as its Proxy Statement and filings under Section 16 of the Securities Exchange Act of 1934 are available free of charge through the Investor Relations page of its website, as soon as reasonably practicable after they are filed with, or furnished to, the Securities and Exchange Commission (“SEC”). Investors may access these reports through the Company’s website by navigating to “Investors,” then to “Financials,” and then to “SEC Filings.”

Item 1A.  Risk Factors

Our business faces significant risks. Set forth below are all risks that we believe are material at this time. Our business, financial condition, and results of operations could be materially adversely affected by any of these risks. These risks should be read in conjunction with the other information in this Annual Report on Form 10-K.

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

In the paper industry, which is served by the Specialty Additives product line of our Consumer & Specialties segment, production levels for uncoated freesheet within North America and Europe, our two largest markets, are projected to continue to decrease. The reduced demand for premium writing paper products has resulted in closures and conversions of mills in both North America and Europe. Additionally, the Specialty Additives product line is affected by the domestic residential building and construction markets, as well as the automotive market.

A significant portion of the sales of the High-Temperature Technologies product line of our Engineered Solutions segment are derived from the metalcasting market. The metalcasting market is dependent upon the demand for castings for automobile and heavy truck components, farm and construction equipment, oil and gas production equipment, power generation equipment, and rail car components. Many of these types of equipment are sensitive to fluctuations in demand during periods of recession or difficult economic conditions. This product line also serves the steel industry. In recent years, global steel production has been volatile. These trends have affected and may continue to affect the demand for our Engineered Solutions segment’s products and services. The Environmental & Infrastructure product line of our Engineered Solutions segment serves the commercial construction, environmental remediation, infrastructure, and oil and gas markets.

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

The Company’s sales of calcium carbonate to paper customers are typically pursuant to long-term evergreen agreements, initially ten to fifteen years in length, with paper mills where the Company operates satellite plants. Sales pursuant to these contracts represent a significant portion of our sales in the Specialty Additives product line of the Consumer & Specialties segment. The terms of many of these agreements have been extended or renewed in the past, often in connection with an expansion of the satellite plant. However, failure of a number of the Company’s customers to renew or extend existing agreements on terms as favorable to the Company as those currently in effect, or at all, could have a substantial adverse effect on the Company’s results of operations, and could also result in impairment of the assets associated with the satellite plant.

Financial Risks

Servicing the Company’s debt will require a significant amount of cash. This could reduce the Company’s flexibility to respond to changing business and economic conditions or fund capital expenditures or working capital needs. Our ability to generate cash depends on many factors beyond our control.

At December 31, 2025, the Company had $961.7 million aggregate principal amount of total indebtedness (consisting primarily of $569.3 million aggregate principal amount of loans under our term facility, $400.0 million aggregate principal amount of notes and no loans outstanding under our revolving credit facility) and an additional $390.8 million of borrowing capacity under the revolving credit facility (after giving effect to $9.2 million of outstanding letters of credit). Our outstanding indebtedness will require a significant amount of cash to make interest payments. Further, the interest rate on a significant portion of our borrowings under our senior secured credit facility is based on SOFR interest rates, which has resulted in and could continue to result in higher interest expense in the event of increases in interest rates. Our ability to pay interest on our debt and to satisfy our other debt obligations will depend in part upon our future financial and operating performance and upon our ability to renew or refinance borrowings. Prevailing economic conditions and financial, business, competitive, regulatory, and other factors, many of which are beyond our control, will affect our ability to make these payments. We cannot guarantee that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to fund our liquidity needs. If we are unable to generate sufficient cash flow to meet our debt service obligations, we will have to pursue one or more alternatives, such as reducing or delaying capital or other expenditures, refinancing debt, selling assets, or raising equity capital. Further, the requirement to make significant interest payments may reduce the Company’s flexibility to respond to changing business and economic conditions or fund capital expenditure or working capital needs and may increase the Company’s vulnerability to adverse economic conditions.

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

Sales and income growth of the Company depends upon a number of uncertain events. Growth will depend in part on sales growth from our existing businesses and customers. The Company has a strategic growth initiative to increase penetration into geographic markets such as Brazil, China, and India as well as other Asian and Eastern European countries. The Company also has a strategic growth initiative to increase penetration into consumer-oriented markets such as cat litter, personal care, animal and health care and natural oil purification. Our strategy also anticipates growth through future acquisitions. However, our ability to identify and consummate any future acquisitions on terms that are favorable to us may be limited by the number of attractive acquisition targets, internal demands on our resources, and our ability to obtain financing. Our success in integrating newly acquired businesses will depend upon our ability to retain key personnel, avoid diversion of management’s attention from operational matters, and integrate general and administrative services. In addition, future acquisitions could result in the incurrence of additional debt, costs, and contingent liabilities. Integration of acquired operations may take longer, or be more costly or disruptive to our business, than originally anticipated, and it is also possible that expected synergies from future acquisitions may not materialize. We also may incur costs and divert management attention with regard to potential acquisitions that are never consummated. Difficulties, delays, or failure of any of these strategies could affect the future growth rate of the Company.

Delays or failures in new product development could adversely affect the Company’s operations.

The Company’s future business success will depend in part upon its ability to maintain and enhance its technological capabilities, to respond to changing customer needs, and to successfully anticipate or respond to technological changes on a cost-effective and timely basis. The Company is engaged in a continuous effort to develop new products and processes in all of its product lines. Difficulties, delays, or failures in the development, testing, production, marketing, or sale of such new products could cause actual results of operations to differ materially from our expected results

The Company’s ability to compete is dependent upon its ability to defend its intellectual property against inappropriate disclosure, theft, and infringement.

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

The Company does business in many areas internationally. Approximately 48% of our sales in 2025 were derived from outside the United States and we have significant production facilities which are located outside of the United States. We have in recent years expanded our operations in emerging markets, and we plan to continue to do so in the future, particularly in Brazil, China, India, the Middle East, and Eastern Europe. Some of our operations are located in areas that have experienced political or economic instability, including Brazil, China, Egypt, Indonesia, Malaysia, Nigeria, Saudi Arabia, South Africa, Thailand, and Turkey. As the Company expands its operations overseas, it faces increased risks of doing business abroad, including inflation, fluctuation in interest rates, changes in applicable laws and regulatory requirements, nationalization, expropriation, limits on repatriation of funds, civil unrest, unstable governments and legal systems, and other factors. The U.S. and foreign countries may also adopt or increase restrictions on foreign trade or investment, including currency exchange controls, tariffs or other taxes, or limitations on imports or exports.

Beginning in the first quarter of 2025, the United States government has imposed additional tariffs on goods imported into the U.S. from numerous countries and multiple nations have responded with reciprocal tariffs and other actions. The scope and duration of such tariffs has continued to change and remains uncertain. While the Company generally manufactures products in the markets where they are sold, our businesses and suppliers import certain goods subject to U.S. imposed tariffs, in particular in our High-Temperature Technologies product line, as well as goods subject to reciprocal tariffs and other measures imposed by other countries. However, the imposition of tariffs as well as uncertainty about their scope and duration could negatively affect demand, result in an increase in some input costs and/or inflation that we are unable to mitigate, or otherwise adversely affect economic conditions. The United States Supreme Court on February 20, 2026 issued a ruling striking down certain tariffs imposed by the United States, including those affecting certain goods that the Company imports. We are currently evaluating the impact of such decision. The Company continues to monitor the economic effects of the trade environment, but the effects associated with the tariffs remain uncertain.

Further, geopolitical and terrorism threats, including armed conflict among countries, could in the future affect our business overseas, including leading to, among other things, impairment of our or our customers’ ability to conduct operations, adverse impact to our employees, and a loss of our investment. While recent geopolitical conflicts, such as between Russia and Ukraine and between Israel and Hamas, have not significantly affected our business, the broader consequences of geopolitical and terrorism threats, which may include sanctions that prohibit our ability to do business in specific countries, embargoes, supply chain disruptions, potential contractual breaches and litigation, regional instability, and geopolitical shifts, cannot be predicted. We are also subject to increased risks of natural disasters, public health crises, including the occurrence of a contagious disease or illness, such as COVID-19, and other catastrophic events in such countries. Many of these risks are beyond our control and can lead to sudden, and potentially prolonged, changes in demand for our products, difficulty in enforcing agreements, and losses in the realizability of our assets.

In addition, a significant portion of our raw material purchases and sales outside the United States are denominated in foreign currencies, and liabilities for non-U.S. operating expenses and income taxes are denominated in local currencies. Accordingly, reported sales, net earnings, cash flows, and fair values have been and, in the future, will be affected by changes in foreign currency exchange rates. Our overall success as a global business depends, in part, upon our ability to succeed in differing legal, regulatory, economic, social, and political conditions. We cannot assure you that we will implement policies and strategies that will be effective in each location where we do business.

              Adverse developments in any of the areas in which we do business could cause actual results to differ materially from historical and expected results.

The Company’s operations are dependent on the availability of raw materials and access to ore reserves at its mining operations. Increases in costs of raw materials, energy, or shipping could adversely affect our financial results.

The Company depends in part on having an adequate supply of raw materials for its manufacturing operations, particularly lime and carbon dioxide for the production of PCC, and magnesia and alumina for its refractory operations. Purchase prices and availability of these critical raw materials are subject to volatility. At any given time, we may be unable to obtain an adequate supply of these critical raw materials on a timely basis, on price and other terms, or at all. While most such raw materials are readily available, the Company has purchased approximately 57% of its magnesia requirements from sources in China over the past five years. The price and availability of magnesia have fluctuated in the past and they may fluctuate in the future. Price increases for certain other of our raw materials, including petrochemical products, as well as increases in energy prices, have also affected our business. Our production processes consume a significant amount of energy, primarily electricity, diesel fuel, natural gas, and coal. We use diesel fuel to operate our mining and processing equipment, and our freight costs are heavily dependent upon fuel prices and surcharges. Energy costs also affect the cost of raw materials. On a combined basis, these factors represent a large exposure to petrochemical and energy products which may be subject to significant price fluctuations. The contracts pursuant to which we construct and operate our PCC satellite plants generally adjust pricing to reflect the pass-through of increases in costs resulting from inflation, including energy. However, there is a time lag before such price adjustments can be implemented. The Company and its customers will typically negotiate reasonable price adjustments in order to recover these escalating costs, but there can be no assurance that we will be able to recover increasing costs through such negotiations.

The Company also depends on having adequate access to ore reserves of appropriate quality at its mining operations. There are numerous uncertainties inherent in estimating ore reserves including subjective judgments and determinations that are based on available geological, technical, contract, and economic information. In addition, mining permits, leases, and other rights are, or may be, required for certain of the Company’s mining operations. Such permits, leases, and other rights are subject to modification, renewal, and revocation. Our ability to maintain such mining permits, leases, and other rights has been, and may continue to be, affected by changes in laws, regulations, and governmental actions, particularly in emerging markets such as China and Turkey. We cannot assure you that we will be able to maintain such mining permits, leases, and other rights to the extent we currently maintain them or at all.

The Company relies on shipping cargos of bentonite from the United States, Turkey, and China to customers, as well as our own subsidiaries, and we are sensitive to our ability to recover these shipping costs. If we cannot secure our container requirements or offset additional shipping costs with price increases to customers, our profitability could be impacted. We are also subject to other shipping risks. In particular, rail service interruptions have affected our ability to ship, and the availability of rail service, and our ability to recover increased rail costs, may be beyond our control. In addition, governmental restrictions can, and during the COVID-19 pandemic did, affect our ability to ship our products.

Operational Risks

The Company’s subsidiaries, BMI Oldco Inc. (f/k/a Barretts Minerals Inc.) (“Oldco”) and Barretts Ventures Texas LLC (together with Oldco, the “Chapter 11 Debtors”), have filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code to address and comprehensively resolve Oldco’s liabilities associated with talc. Risks and uncertainties related to this filing could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows.

The Company and certain of the Company’s subsidiaries are among numerous defendants in over nine hundred cases seeking damages for alleged exposure to asbestos-contaminated talc products sold by the Company’s subsidiary Oldco. On October 2, 2023 (the “Petition Date”), notwithstanding the Company’s confidence in the safety of Oldco’s talc products, the Chapter 11 Debtors filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas (the “Chapter 11 Cases”) to address and comprehensively resolve Oldco’s liabilities associated with talc.  Minerals Technologies Inc. and the Company’s other subsidiaries were not included in the Chapter 11 filing.

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

In the first quarter of 2025, the Company recorded a provision to establish an accrual of $215 million for estimated costs to fund a trust to resolve all current and future talc-related claims as well as fund the Chapter 11 Cases and related litigation costs (including the aforementioned $30 million increase to the maximum principal amount of the DIP Credit Agreement).  The parties have not yet reached a final resolution of all matters in the Chapter 11 Cases, and the Company is unable to estimate the possible loss or range of loss beyond the amount accrued.

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

Although the Chapter 11 Cases are progressing, it is not possible at this time to predict how the District Court will rule on the pending motions, whether an appellate court will affirm or reverse the Bankruptcy Court order denying the Committee’s motion to dismiss, the form of any ultimate resolution, or when an ultimate resolution might occur. Accordingly, the Company is unable to estimate the possible loss or range of loss related to the amount that will be necessary to fully and finally resolve all of Oldco’s current and future talc-related claims in connection with a confirmed Chapter 11 plan of reorganization beyond the amount accrued. Several risks and uncertainties related to the Chapter 11 Cases could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows, including the ultimate amount necessary to be contributed to any trust established pursuant to Section 524(g) of the U.S. Bankruptcy Code, the potential for the Company’s talc-related exposure to extend beyond the Chapter 11 Debtors arising from claims by talc plaintiffs relating to the Company’s liability for talc claims, corporate veil piercing efforts or otherwise, any final resolution of the scope of the Pfizer indemnity, the ongoing costs of the Chapter 11 Cases, which may require additional funding from time to time, the cost and length of time necessary to ultimately resolve the cases, either through settlement or as a result of litigation arising in connection with the Chapter 11 Cases, and the possibility that the Chapter 11 Debtors will be unsuccessful in attaining relief under Chapter 11. Further, while the Company anticipates that the Chapter 11 Debtors will benefit from the operation of the automatic stay during the Chapter 11 proceedings, depending on the ultimate outcome of any of these litigation matters, the Company could in the future be required to pay significant amounts as a result of settlements or judgments, potentially in excess of liabilities accrued to date in respect of such matters. The resolution of, or recognition of additional liabilities in connection with, pending or future litigation could have a material adverse effect on the Company’s results of operations, cash flows, and financial condition.

For a further discussion of the Chapter 11 Cases and Oldco's talc-related liabilities, see Note 17 to the Consolidated Financial Statements, included in this report.

The Company is subject to stringent regulation in the areas of environmental, health and safety, and tax, and may incur unanticipated costs or liabilities arising out of claims for various legal, environmental, and tax matters or product stewardship issues that could materially harm the Company’s results of operations, cash flows, and financial condition.

The Company’s operations are subject to international, federal, state, and local governmental environmental, health and safety, tax, and other laws and regulations. We have expended, and may be required to expend in the future, substantial funds for compliance with such laws and regulations. In addition, future events, such as changes to or modifications of interpretations of existing laws and regulations, or enforcement polices, or further investigation or evaluation of the potential environmental impacts of operations or health hazards of certain products, may affect our mining rights or give rise to additional compliance and other costs that could have a material adverse effect on the Company. Further, certain of our customers are subject to various federal and international laws and regulations relating to environmental and health and safety matters, especially customers of our Environmental & Infrastructure product line of our Engineered Solutions segment, who are subject to drilling permits, waste-water disposal, and other regulations. To the extent that these laws and regulations affecting our customers change, demand for our products and services could also change and thereby affect our financial results. Greenhouse gas emissions have become the subject of an increasing amount of concern from state, national, and international governments and agencies. These concerns have resulted in, and may continue to result in, the enactment or adoption of climate-related legislation and regulation that would restrict emissions of greenhouse gases in areas in which we conduct business, result in additional compliance costs, or have an adverse effect on our operations or demand for our products. Our manufacturing processes for our products use a significant amount of energy and, should energy prices increase as a result of such legislation or regulation, we may not be able to pass these increased costs on to purchasers of our products. We cannot predict if or when currently proposed or additional laws and regulations regarding climate change or other environmental or health and safety concerns will be enacted or adopted.

The Company is also subject to income tax laws and regulations in the United States and various foreign jurisdictions. Significant judgment is required in evaluating and estimating our provision and accruals for these taxes. Our income tax liabilities are dependent upon the location of earnings among these different jurisdictions. Our income tax provision and income tax liabilities could be adversely affected by the jurisdictional mix of earnings, changes in valuation of deferred tax assets and liabilities, and changes in tax treaties, laws, and regulations.

The Company is currently a party in various litigation matters and tax and environmental proceedings and faces risks arising from various unasserted litigation matters, including product liability, patent infringement, antitrust claims, and claims for third-party property damage or personal injury stemming from alleged torts, including, as discussed elsewhere in this Report, a number of cases seeking damages for alleged exposure to asbestos-contaminated talc products sold by Oldco. Any failure to appropriately manage safety, human health, product liability, and environmental risks associated with the Company’s products and production processes could adversely impact the Company’s employees and other stakeholders, the Company’s reputation, and its results of operations, cash flows, and financial condition. Public perception of the risks associated with the Company’s products and production processes could impact product acceptance and influence the regulatory environment in which the Company operates. Any unanticipated liability arising out of a current matter or proceeding, or from the other risks described above, could have a material adverse effect on the Company’s results of operations, cash flows, and financial condition.

Production facilities are subject to operating risks and capacity limitations that may adversely affect the Company’s financial condition or results of operations.

The Company is dependent on the continued operation of its production facilities. Our production facilities and the transportation of our products and/or the raw materials used to manufacture our products are subject to hazards associated with the manufacturing, handling, storage, and transportation of chemical materials and products, including mechanical failure, leaks, ruptures, explosions, fires, inclement weather and natural disasters, transportation interruptions, and environmental risks. Such operating problems may cause personal injury and/or loss of life, damage to or destruction of property and equipment, environmental damage, unscheduled downtime, and customer attrition. We maintain property, business interruption, and casualty insurance but such insurance may not cover all risks associated with the hazards of our business and is subject to limitations, including deductibles and maximum liabilities covered. We may incur losses beyond the limits, or outside the coverage, of our insurance policies. Production at our facilities may also be affected by labor disputes, labor shortages, and increased turnover, which could disrupt our operations, cause a decline in our production, increase employee-related costs, and divert the attention of our management. Production facilities are also subject to governmental requirements that may affect our ability to operate. Further, from time to time, we may experience capacity limitations in our manufacturing operations. In addition, if we are unable to effectively forecast our customers’ demand, it could affect our ability to successfully manage operating capacity limitations. These hazards, limitations, labor, and employee issues, disruptions in supply, and capacity constraints could adversely affect financial results.

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

Our operations have been and will continue to be subject to cyberattacks and other disruptions to our information systems that could have a material adverse impact on our business, consolidated results of operations, and consolidated financial condition.

Our operations are dependent on digital technologies and services, including systems operated by third parties that include embedded artificial intelligence (“AI”). We use these technologies for activities important to our business, including managing and operating our manufacturing facilities, communications within our company and with customers and suppliers, processing transactions, maintaining accurate financial records and other enterprise resource planning requirements, protecting confidential information, complying with regulatory, financial reporting, and legal requirements, and otherwise storing, processing, and transmitting our data. Increased use of remote working arrangements has only increased our reliance on these technologies and services. Our business has in the past and could in the future be negatively affected by security incidents and systems disruptions. These disruptions or incidents may be caused by cyberattacks and other cyber incidents, network or power outages, software, equipment, or telecommunications failures, the unintentional or malicious actions of employees or contractors, an inability to appropriately update our systems, natural disasters, fires, or other catastrophic events.

Cyberattacks and other cyber incidents are occurring more frequently and the techniques used to gain access to information technology systems and data, disable or degrade service or sabotage systems are constantly evolving, becoming more sophisticated in nature, and are being carried out by groups and individuals with a wide range of expertise and motives. Cyberattacks and cyber incidents may be difficult to detect for periods of time and take many forms including cyber extortion, denial of service, social engineering, introduction of viruses or malware (such as ransomware), exploiting vulnerabilities in hardware, software, or other infrastructure, hacking, website defacement, theft of passwords and other credentials, unauthorized use of computing resources, and business email compromise. Continued geopolitical instability has heightened the risk of cyberattacks.

Like other global companies, our systems are subject to recurring attempts by third parties to access information, manipulate data, or disrupt our operations, and we have experienced cyber incidents. If we do not allocate and effectively manage the resources necessary to continue building and maintaining our information technology infrastructure, or if we fail to timely identify or appropriately respond to cyberattacks or other cyber incidents, our business has been and can continue to be adversely affected by, among other things: interruption of our business operations; loss of or damage to intellectual property, proprietary or confidential information, or customer, supplier, or employee data; and increased costs required to prevent, respond to, or mitigate cybersecurity attacks. Similar risks exist with respect to our business partners and third-party providers that we rely upon. We also are subject to the risk that the activities associated with our business partners and third-party providers can adversely affect our business even if the attack or breach does not directly impact our systems or information. Our use of AI software may create additional risks related to the unintentional disclosure of proprietary, confidential, or otherwise sensitive information.

Although the cyber incidents that we have experienced to date have not had a material effect on our business, such incidents or disruptions could have a material adverse effect on us in the future. While we believe we devote significant resources to network security, disaster recovery, employee training, and other measures to secure our information technology systems and prevent unauthorized access to or loss of data, there can be no guarantee that they will be adequate to safeguard against all cyber incidents, systems disruptions, or misuses of data. In addition, while we currently maintain insurance coverage that is intended to address costs associated with certain aspects of cyber incidents and information systems failures, this insurance coverage may not cover all losses or all types of claims that arise from an incident, or the damage to our reputation or brands that may result from an incident.

Item 1B.  Unresolved Staff Comments

None.

Item 1C.  Cybersecurity

Risk Management and Strategy

The Company has processes, policies, and procedures for identifying, assessing, managing, and responding to cybersecurity threats and incidents. These are integrated into our overall risk management systems, as overseen by our Board of Directors, primarily through the Audit Committee. Our policies and procedures include protocols for assessing potential material impact from cybersecurity threats and incidents, escalating to executive leadership and the Board of Directors, engaging external stakeholders, and reporting incidents based on applicable legal requirements. Our incident response plan provides guidance in the event of a cybersecurity incident, including processes with assigned roles and responsibilities to triage, contain, assess severity, escalate, investigate, and remediate incidents, as well as to comply with potentially applicable legal obligations and mitigate reputational damage.

We use cybersecurity technologies, products, specialized IT tools, and services including cyber threat intelligence and external cyber technology experts to understand, manage, mitigate, and continually remediate identified risks. A cybersecurity incident may be detected in a number of ways, including through the following avenues: Security Operations Center (SOC) events, employee reports such as helpdesk incidents, and cybersecurity tool and service stacks (e.g., vulnerability detection, threat intelligence, anti-virus, and malware detection tools). All cybersecurity risks are logged into the Company’s cybersecurity risk register where they are tracked for remediation. These cybersecurity risks are discussed with management for resolution planning and escalation. We leverage recognized cybersecurity frameworks to drive strategic direction and maturity improvement and engage third party security experts for risk assessments, risk mitigation actions, vulnerability identification, and program enhancements.

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

Throughout the year, we conduct cybersecurity training and awareness for our employees to help identify, avoid, and mitigate cybersecurity threats utilizing various delivery methods such as phishing campaigns, training sessions, and informational bulletins.

We conduct risk assessments of third-party suppliers and service providers including due diligence assessments of third-party suppliers and service providers that have access to the Company’s networks, confidential information, and information systems. We provide all third-party vendors, consultants, and partners with detailed security requirements for securing their connections into our IT networks. Third-party service providers are also typically contractually responsible for identifying and remediating security issues within their technology and service environment.

Management has not identified risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition. For more information, see “Item 1A. Risk Factors, Our operations have been and will continue to be subject to cyberattacks and other disruptions to our information systems that could have a material adverse impact on our business, consolidated results of operations, and consolidated financial condition”.

Governance

The Board of Directors is responsible for overseeing the assessment and management of enterprise-level risks that may impact the Company. The Audit Committee has primary responsibility for overseeing risk management, including oversight of risks from cybersecurity threats. Management reports on cybersecurity matters, including material risks and threats, to the Audit Committee at regularly scheduled Audit Committee meetings, which are then discussed with the Board of Directors. The reports discuss specific risks and mitigation efforts, including critical and high cyber risks from the risk register, the results of our annual independent review of the Company’s cybersecurity posture, and other third-party assessments and benchmarking information.

It is management’s responsibility to manage cybersecurity risks, as described above, and bring to the Board’s attention material risks. Under the oversight of the Audit Committee, and as directed by the Company’s Chief Executive Officer, the Company’s Chief Information Officer (CIO) is primarily responsible for the assessment and management of cybersecurity risks. The CIO, who reports to the Chief Financial Officer, is aided by a third-party Chief Information Security Officer with over 40 years of experience, in addition to other external professionals. Management’s risk oversight is also accomplished through the Company’s Strategic Risk Management Committee and Operating Risk Management Committee, which provide cross-functional support for cybersecurity risk management, as well as the Company’s Chief Compliance Officer.

Item 2.  Properties

               The Company's global headquarters is located in New York City, New York. The leadership team for the Company is primarily located in our New York City and Bethlehem, Pennsylvania offices.

               At December 31, 2025, MTI had 113 manufacturing facilities, 12 research facilities, and 15 mining locations, which are generally owned by the Company. In addition to its global headquarters, the Company leases or owns a number of sales and administrative offices globally. Among our two segments, there are 75 manufacturing facilities in our Consumer & Specialties segment and 25 manufacturing facilities in our Engineered Solutions segment with the remaining 13 manufacturing facilities being shared between the two segments. We believe that all of our significant facilities and equipment are in good condition, well-maintained and adequate for our present operations.

The following table includes our manufacturing sites by operating segment.

Manufacturing Site by Segment Location	Consumer & Specialties	Engineered Solutions	Shared

Australia			1
Austria	1
Brazil	5
Canada	4
China	13		2
Finland	2
France	2
Germany	1	1
India	11	1
Indonesia	2
Ireland		1
Italy		1
Japan	1	1
Malaysia	1
Netherlands	1	1
Poland	1	1
Portugal	1
Slovakia	3
South Africa	1	1
South Korea			1
Thailand	3		1
Turkey	2	2	1
United Kingdom	1	1	1
United States	19	14	6

Mining Properties

Information concerning our mining properties in this Annual Report on Form 10-K is disclosed in accordance with the requirements of subpart 1300 of Regulation S-K.

The Company relies on access to bentonite reserves to support our businesses. The Company has reserves of sodium and calcium bentonite at various locations in the U.S., including Wyoming, Montana, South Dakota, Nevada, and Alabama, as well as in Australia, China, Slovakia, and Turkey. Through the Company’s affiliations and joint ventures, the Company also has access to bentonite deposits in Mexico. The Company owns or controls the properties on which the bentonite reserves are located through long-term leases, royalty agreements (including easement and right of way agreements), and patented and unpatented mining claims. No single or group of mining claims or leases is significant or material to the financial condition or operations of our Company or our segments. The majority of our current bentonite mining in the U.S. occurs on reserves where our rights to such reserves accrue to us through over 80 mining leases and royalty agreements and 2,000 mining claims. A majority of these are with private parties and located in South Dakota, Montana, and Wyoming. The bentonite deposits underlying these claims and leases generally lie in parcels of land varying between 20 and 40 acres.

In general, our bentonite reserves are immediately adjacent to, or within sixty miles of, one of the related processing plants. All of the properties on which our reserves are located are either physically accessible for the purposes of mining and hauling or the cost of obtaining physical access would not be material. Access to processing facilities from the mining areas is generally by private road, public highway, or railroad. For most of our leased properties and mining claims, there are multiple means of access.

Bentonite is surface mined, generally with large earthmoving bulldozers and scrapers, and then loaded into trucks and off-highway-haul wagons for movement to processing plants. The mining and hauling of our bentonite is done by us and by independent contractors. At the processing plants, bentonite is dried, crushed, and sent through grinding mills, where it is sized to customer requirements, then chemically modified, where needed, and transferred to silos for automatic bagging or bulk shipment. Most of the production is shipped as processed rather than stored for inventory.

We also mine leonardite, a form of oxidized lignite, in North Dakota, and transport it to nearby processing facilities.

The Company’s Consumer & Specialties segment is supported by the Company’s limestone reserves located in the western and eastern parts of the United States. The Company generally owns and surface mines these reserves and processes its products at nearby processing plants.

The Company also owns mineral deposits that it is not currently mining, including deposits of bentonite in Nevada, and leases its limestone mine in Pima, Arizona to a third party.

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

The local processing facilities are supported by bentonite clay supplied from 52 million tons of proven and probable reserves, comprised of leases (72%), unpatented claims (22%), and owned properties (6%). The area operates under 12 mining permits covering approximately 100,000 acres, with active mining and future mineral reserves located within 35 miles of the Colony processing facilities.

The Black Hills are a northward-trending anticlinal uplift approximately 200 miles long and flank the Powder River Basin to the west and southwest and the Williston Basin to the northeast. The bentonite clay in the Black Hills area is predominantly of the sodium type and was formed by the in-situ alteration of rhyolite volcanic ash.

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

The Bighorn Basin is a large sedimentary basin in northwestern Wyoming. It is Laramide in age and trends northwest-southeast. The bentonite clay in the Bighorn Basin is predominantly of the sodium type. Mining occurs from 19 different bentonite beds occurring in 3 geologic formations – the Thermopolis shale, the Mowry shale, and the Frontier shale – which were deposited during the Upper Cretaceous Period between 70 to 100 million years ago. A back-cast method of mining is used whereby small pits are progressively opened and then quickly backfilled in succession as mining progresses along outcrops. Most pits are reclaimed in the same year that they were first disturbed.

Annual exploration and permitting activities target the replacement of the number of tons mined to support the long-term sustainability of local operations.

Enez, Turkey Mines

The Company’s Enez-area bentonite mines are located near the town of Enez, Edirne Province, in the Thrace region of northwestern Turkey. These mines are operated through contract mining and hauling, using conventional open-pit truck-and-shovel methods. The properties consist of both government-issued mining claims and privately-owned lands.

The bentonite deposits belong to the Upper Miocene Ergene Formation and were formed by the diagenetic alteration of volcanic ash and tuff in a lacustrine environment. The ore is primarily calcium bentonite (Ca-smectite), with associated minerals quartz, feldspar, and calcite. The ore is suitable for applications in metalcasting, drilling fluids, animal feeds, and bleaching. Ore from the mines is transported by truck to a nearby processing facility, where it is stockpiled, dried, and milled into granular or powdered products for shipment to end-use markets.

Ünye, Turkey Mines

The Company’s Ünye-area mines, Nadirli and Konan, are located southwest of the town of Ünye, Turkey on the southern coast of the Black Sea. These mines are operated by the Company via contract mining and hauling. Both mines use conventional open-pit truck-and-shovel mining methods. The properties are comprised of both government-issued mining claims and privately-owned lands. The orebodies were produced by hydrothermal alteration and generally occur as massive deposits greater than 10 meters in thickness. The bentonite ore is notable for its high brightness.

Ore from the mines is transported by truck to a processing facility in the town of Ünye, where it is stockpiled, dried, and converted to granular products.

Uşak, Turkey Mines

The Company’s Uşak-area mines are located southwest of the town of Uşak, Turkey, in the eastern Aegean region. These mines are operated by the Company through contract mining and hauling, using conventional open-pit truck-and-shovel methods. The properties consist of both government-issued mining claims and privately owned lands. The ore bodies were formed by diagenetic alteration of rhyolitic tuff and include silica and calcite as associated minerals.
            The ore is notable for its high natural porosity, characteristics that enhance its suitability for purifying edible oils using environmentally friendly manufacturing processes. Ore from the mines is transported by truck to a processing facility in the town of Banaz/Uşak, where it is stockpiled, processed, and milled.

Dongming, China Mines

The Company’s Dongming mines and processing facilities are located in Jianping County, Liaoning Province, China. The regional bentonite occurs within the Jurassic Jingangshan and Tuhulu formations, which were deposited during the Upper Jurassic Period between 135 to 144 million years ago. The thickness of the bentonite layers varies from 0.5 to 40m. The bentonite clay in the region is predominantly of the calcium type and is converted to sodium bentonite to produce the majority of products.

The Dongming mines consist of 16 small mining areas under 4 mining permits covering approximately 1,200 acres controlled by the Company. Rights to the bentonite are leased from the Chinese government and separate agreements are made with landowners for surface access and mining. Much of the bentonite supplied to the Dongming processing facility is from third-party mines, with Company-controlled mines used to supplement supply and as strategic backup reserves. In most cases, supply from third-party mines is directly supervised by local Company staff, which assists with grading and quality control.

All mines are operated by contractors with conventional open-pit truck-and-shovel mining methods. Clay from the mines is hauled by trucks to the Company’s processing facility. The primary processing facility is located approximately 50 miles west of Chaoyang, Liaoning Province near the Dongming mines.

Adams, Massachusetts Mine

The Company’s Adams mine and the associated processing facility is located in the town of Adams, in the Northwest corner of Massachusetts. The property consists of approximately 800 total acres, including the land on which the production facilities sit. Production of lime began on the site in the 1850s and continues today with GCC, lime, and PCC. The open pit mine consists mainly of a mineral deposit of limestone. The deposit is part of the Shelburne geological formation, which runs up and down the eastern coast of the United States.

The mined material is finely pulverized at the processing facility using a variety of crushing and milling equipment. It is sold as ground products, calcined into lime, or synthesized into precipitated crystals or PCC. The resulting calcium and calcium carbonate products are primarily used as food and pharmaceutical ingredients, sealant additives, high-end construction ingredients, and asphalt roofing shingles.

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

The open pit mine consists mainly of dolomitic limestone. The mined dolomite is finely pulverized at the processing facility using a variety of crushing and milling equipment. The resulting Ground Calcium Carbonate (GCC) is primarily used by high-end, high-volume construction markets in joint compounds, floor coverings, asphalt roofing shingles, and glass.

Lucerne Valley, California Mines

The Company’s Lucerne Valley operation consists of three high-purity, calcium carbonate surface mining leases, a processing and packaging facility, and supporting infrastructure within 7,347 acres in the town of Lucerne Valley in San Bernardino County, California.

Calcium carbonate mining onsite stretches back to the early 1950s. The Marble Canyon and Arctic Canyon Leases are both still active, with Marble Canyon at a minimal rate of production. Furnace Canyon is in an advanced stage of reclamation. All mineral rights are owned by the Company.

Operating Statistics

The following table sets forth the tons usage for the fiscal years 2025, 2024, and 2023 by major mineral category.

	2025	2024	2023
Limestone	Tons (000s)	Tons (000s)	Tons (000s)
Adams, MA	363	298	401
Canaan, CT	669	674	641
Lucerne Valley, CA	1,219	1,262	1,267
Pima County, AZ	101	101	101
Total Limestone	2,352	2,335	2,410

Sodium Bentonite
Australia	34	61	39
Belle/Colony, WY/SD	1,034	1,540	1,253
Lovell, WY	531	760	681
Total Sodium Bentonite	1,599	2,361	1,973

Calcium Bentonite
Chao Yang, Liaoning, China	483	461	278
Nevada	1	1	1
Sandy Ridge, AL	71	104	96
Slovakia, Lutila	49	74	65
Turkey, Enez	235	188	168
Turkey, Uşak	72	70	60
Turkey, Ünye	173	386	368
Total Calcium Bentonite	1,084	1,284	1,036

Leonardite
Gascoyne, ND	24	41	75

GRAND TOTALS (1)	5,059	6,021	5,494

(1)
The Company also has mined, beneficiated, and processed talc through its BMI Oldco Inc. (f/k/a Barretts Minerals Inc.) (“Oldco”) subsidiary in prior years. In the fourth quarter of 2023, Oldco filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code, and Oldco was deconsolidated from our consolidated financial statements. See Note 17 to the Consolidated Financial Statements.

Proven and Probable Reserves

The following table sets forth the Company’s proven and probable reserves, as well as the conversion factor for the conversion of in-situ materials to saleable products by major minerals category at December 31, 2025.

				Proven and Probable Reserves (1)(2)
				(000s)
	Proven	Probable
	Reserves (1)(2)	Reserves (1)(2)	Conversion
	Tons (000s)	Tons (000s)	Factor (%)	Owned	Unpatented (3)	Leased
Limestone
Adams, MA	5,778	794	52%	6,572	-	-
Canaan, CT	14,634	4,365	100%	18,999	-	-
Lucerne Valley, CA	25,808	7,133	96%	32,941	-	-
Pima County, AZ	6,226	-	90%	-	6,226	-
Total Limestone	52,446	12,292		58,512	6,226	-
				90%	10%	0%
Sodium Bentonite
Australia	-	943	80%	-	-	943
Belle/Colony, WY/SD	27,832	24,586	77%	3,261	11,599	37,558
Lovell, WY	29,722	4,217	87%	14,809	15,004	4,126
Other SD, WY, MT	43,117	29,714	77%	54,815	15,048	2,968
Total Sodium Bentonite	100,671	59,460		72,885	41,651	45,595
				46%	26%	28%
Calcium Bentonite
Chao Yang, Liaoning, China	26	374	78%	-	-	400
Nevada	-	1,053	70%	1,009	44	-
Sandy Ridge, AL	4,221	2,009	75%	1,839	-	4,391
Slovakia, Lutila	898	1,702	84%	-	-	2,600
Turkey, Enez	538	2,205	78%	-	-	2,743
Turkey, Uşak	754	962	43%	-	-	1,716
Turkey, Ünye	-	4,671	80%	-	-	4,671
Total Calcium Bentonite	6,437	12,976		2,848	44	16,521
				15%	0%	85%
Leonardite
Gascoyne, ND	134	2,157	67%	-	-	2,291
				0%	0%	100%

GRAND TOTALS	159,688	86,885		134,245	47,921	64,407
				55%	19%	26%

(1)    Certain definitions:
The term “mineral reserve” represents an estimate of tonnage and grade or quality of indicated and measured mineral resources that can be the basis of an economically viable project.
The term “proven mineral reserve” represents the economically mineable part of a measured mineral resource and can only result from conversion of a measured mineral resource.
The term “probable mineral reserve” represents the economically mineable part of an indicated and, in some cases, a measured mineral resource.
(2)     Mineral reserves estimates were calculated and prepared by the Company’s in-house technical staff.
(3)     Quantity of reserves that would be owned if patent was granted.

Measured, Indicated and Inferred Resources

The following table sets forth the Company’s measured, indicated, and inferred resources by major minerals category at December 31, 2025.

					Total Resources (1)(2)
					Tons (000s)
			Measured and
	Measured	Indicated	Indicated (1)(2)	Inferred (1)(2)
	Resources (1)(2)	Resources (1)(2)	Resources	Resources
	Tons (000s)	Tons (000s)	Tons (000s)	Tons (000s)	Owned	Unpatented (3)	Leased
Limestone
Adams, MA	24,415	1,342	25,757	14,621	40,378	-	-
Canaan, CT	15,504	21,058	36,562	3,840	40,402	-	-
Lucerne Valley, CA	24,853	22,402	47,255	8,357	55,612	-	-
Pima County, AZ	7,041	-	7,041	-	-	7,041	-
Total Limestone	71,813	44,802	116,615	26,818	136,392	7,041	-
					95%	5%	0%

Sodium Bentonite
Australia	-	1,232	1,232	-	-	-	1,232
Belle/Colony, WY/SD	9,575	6,902	16,477	94	556	8,137	7,878
Lovell, WY	410	57	467	2,952	1,075	2,217	127
Other SD, WY, MT	4,612	-	4,612	11,030	-	15,642	-
Total Sodium Bentonite	14,597	8,191	22,788	14,076	1,631	25,996	9,237
					4%	71%	25%
Calcium Bentonite
Chao Yang, Liaoning, China	-	1,441	1,441	3,639	-	-	5,080
Nevada	-	-	-	-	-	-	-
Sandy Ridge, AL	195	-	195	-	-	-	195
Slovakia, Lutila	-	6,964	6,964	1,893	-	-	8,857
Turkey, Enez	350	-	350	1,192	-	-	1,542
Turkey, Uşak	580	229	809	2,749	-	-	3,558
Turkey, Ünye	-	1,320	1,320	21,000	-	-	22,320
Total Calcium Bentonite	1,125	9,954	11,079	30,473	-	-	41,552
					0%	0%	100%
Leonardite
Gascoyne, ND	1,435	-	1,435	790	-	-	2,225
					0%	0%	100%
Other
Nevada	-	2,997	2,997	3,031	-	6,028	-
					0%	100%	0%

GRAND TOTALS	88,970	65,944	154,914	75,188	138,023	39,065	53,014
					60%	17%	23%

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
(2)     Mineral resource estimates were calculated and prepared by the Company’s in-house technical staff.
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

The Company believes that its facilities, which are of varying ages and different construction types, have been satisfactorily maintained, are in good condition, are suitable for the Company’s operations, and generally provide sufficient capacity to meet the Company’s production requirements. Based on past loss experience, the Company believes it is adequately insured with respect to these assets and for liabilities likely to arise from its operations.

The Company holds numerous environmental and mineral extraction permits, water rights and other permits, licenses, and approvals from governmental authorities authorizing operations at each of our mines. Permits, licenses, and approvals are obtained as needed in the normal course of business based on our mine plans and applicable regulatory provisions regarding mine permitting and licensing. Based on our historical permitting experience, we expect to be able to continue to obtain necessary mining permits and approvals to support historical rates of production.

Assuming the continuation of 2025 annualized usage rates, the Company has reserves of commercially usable sodium bentonite in excess of 50 years, commercially usable calcium bentonite for the next 18 years, and commercially usable leonardite for more than 50 years. At current usage levels, the Company has reserves in excess of 28 years at its limestone production facilities.

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

Name	Age	Position
Douglas T. Dietrich	56	Chairman of the Board and Chief Executive Officer
Erik C. Aldag	41	Senior Vice President, Finance and Treasury, and Chief Financial Officer
Brett Argirakis	61	Group President, Engineered Solutions
Michael A. Cipolla	68	Vice President, Corporate Controller and Chief Accounting Officer
Erin N. Cutler	38	Vice President, Human Resources
Jonathan J. Hastings	63	Senior Vice President, Strategy and M&A
Timothy J. Jordan	51	Vice President, General Counsel, Secretary and Chief Compliance Officer
D.J. Monagle, III	63	Group President, Consumer & Specialties

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

Erik C. Aldag was named Senior Vice President, Finance and Treasury, and Chief Financial Officer effective November 2022. Mr. Aldag joined the Company in 2017 as Director of Financial Analysis and Planning and assumed the role of Investor Relations in 2020. Mr. Aldag has led finance teams in the U.S. and internationally in companies serving both consumer and industrial markets as Finance Director of The Chia Co. and in various positions at Alcoa Inc.

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

Timothy J. Jordan was named Vice President, General Counsel, Secretary, and Chief Compliance Officer effective January 2023. He joined the Company in 2008 managing all legal aspects of the organization and providing legal support to all corporate functions, as well as, commercial, environmental/regulatory and supply chain activities. Mr. Jordan possesses global expertise in designing, negotiating, and implementing complex packages inclusive of joint venture, long-term manufacturing/supply, sourcing, construction, real estate, and technology licensing agreements. Prior to his tenure at the Company, Mr. Jordan specialized in cross-border transactions as an antitrust/M&A specialist for law firms in the EMEA region.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock is traded on the New York Stock Exchange under the symbol “MTX.”

Holders

On February 6, 2026 there were approximately 184 holders of record of the common stock.

Issuer Purchases of Equity Securities

	Total		Total Number of	Dollar Value of
	Number	Average	Shares Purchased as	Shares that May
	of Shares	Price Paid	Part of the Publicly	Yet be Purchased
	Purchased	Per Share	Announced Program	Under the Program
September 29 - October 26	87,200	$60.67	904,190	$144,416,451
October 27 - November 23	37,128	$57.12	941,318	$142,295,825
November 24 - December 31	58,804	$60.24	1,000,122	$138,753,299
	183,132	$59.81

On October 16, 2024, the Company's Board of Directors authorized the Company's management to repurchase, at its discretion, up to $200 million of the Company's shares. As of December 31, 2025, 1,000,122 shares have been repurchased under this program for $61.3 million, or an average price of approximately $61.24 per share. This authorization has no expiration date.

Performance Graph

The graph below compares the Company's cumulative 5-year total shareholder return on common stock with the cumulative total returns of the S&P SmallCap 600 index, the Russell 2000 index, and the Dow Jones US Basic Materials index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2020 to December 31, 2025.

	2020	2021	2022	2023	2024	2025
Minerals Technologies Inc.	$100.00	$118.07	$98.31	$115.97	$124.61	$100.40
S&P SmallCap 600	100.00	126.82	106.4	123.48	134.22	142.30
Russell 2000	100.00	114.82	91.35	106.82	119.14	134.40
Dow Jones US Basic Materials	100.00	127.78	118.11	131.12	124.15	146.21

Item 6. [Reserved]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement for “Safe Harbor” Purposes under the Private Securities Litigation Reform Act of 1995

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. This report contains statements that the Company believes may be “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, particularly statements relating to the Company’s objectives, plans or goals, future actions, future performance or results of current and anticipated products, sales efforts, expenditures, and financial results. From time to time, the Company also provides forward-looking statements in other publicly released materials, both written and oral. Forward-looking statements provide current expectations and forecasts of future events such as new products, revenues, and financial performance, and are not limited to describing historical or current facts. They can be identified by the use of words such as “outlook,” “forecast,” “believes,” “expects,” “plans,” “intends,” “anticipates,” and other words and phrases of similar meaning.

Forward-looking statements are necessarily based on assumptions, estimates, and limited information available at the time they are made. A broad variety of risks and uncertainties, both known and unknown, as well as the inaccuracy of assumptions and estimates, can affect the realization of the expectations or forecasts in these statements. Many of these risks and uncertainties are difficult to predict or are beyond the Company’s control. Consequently, no forward-looking statements can be guaranteed. Actual future results may vary materially. Significant factors affecting the expectations and forecasts are set forth under “Item 1A — Risk Factors” in this Annual Report on Form 10-K.

The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances that arise after the date hereof. Investors should refer to the Company’s subsequent filings under the Securities Exchange Act of 1934 for further disclosures.

Executive Summary

Worldwide net sales were $2.1 billion in 2025, a 2% decrease from 2024. Consolidated income from operations was $47.4 million in 2025, as compared with $286.5 million in 2024. Included in income from operations for 2025 was a $215 million provision to establish an accrual for estimated costs to fund a trust to resolve all current and future talc-related claims for alleged exposure to asbestos-contaminated talc products sold by the Company’s subsidiary BMI Oldco Inc. (f/k/a Barretts Minerals Inc.) (“Oldco”) as well as fund the bankruptcy of the Company’s subsidiaries, Oldco and Barretts Ventures Texas LLC (“BVT” and together with Oldco, the “Chapter 11 Debtors”), and related litigation costs. Included in this provision was an additional financing of $30 million relating to the Debtor-in-Possession Credit Agreement with Oldco (the “DIP Credit Agreement”). The Company also recorded litigation expenses of $19.6 million in connection with Oldco's bankruptcy filing and lawsuits related to talc products sold by Oldco. In addition, the Company recorded a $15.0 million charge for restructuring and other items relating to a cost savings program and write-down of assets, which was offset by a net gain of $9.9 million on the final installment for the sale of refractories manufacturing assets in China and the sale of our chromite mine in South Africa.

Included in income from operations for 2024 was a $30.0 million provision for credit loss charge relating to the initial funding of the DIP Credit Agreement with Oldco, which was offset by a net gain of $12.3 million for the installment sale of refractories manufacturing assets in China. In addition, the Company recorded $11.3 million of litigation expenses incurred in connection with the bankruptcy of Oldco.

Net loss was $18.4 million in 2025, as compared to income of $167.1 million in the prior year. The Company reported a loss of $0.59 per share in 2025 as compared with diluted earnings of $5.17 per share in the prior year.

In 2025, the Company continued to deliver on its strategic growth initiatives driven by multi-year advancements in new product development, positioning in growth markets and geographies, geographic penetration, and growth from acquisitions.

Our balance sheet continues to be strong. Cash, cash equivalents, and short-term investments were $332.6 million as of December 31, 2025. Cash flow from operations for 2025 was $193.7 million. The Company repurchased $58.5 million in shares in 2025 under our $200 million buyback program. The Company currently has more than $700 million of available liquidity, including cash on hand, as well as availability under its revolving credit facility. We believe these factors will allow us to meet our anticipated funding requirements. Our intention is to maintain a balanced approach to capital deployment by using cash flow for investments in growth, returns to shareholders, and continued debt reduction.

Outlook

The global trade environment is dynamic. Beginning in the first quarter of 2025, the United States government has imposed tariffs on goods imported into the U.S. from numerous countries and multiple nations have responded with reciprocal tariffs and other actions. The scope and duration of such tariffs has continued to change and remains uncertain. While the Company generally manufactures products in the markets where they are sold, our businesses and suppliers import certain goods subject to U.S. imposed tariffs, in particular in our High-Temperature Technologies product line, as well as goods subject to reciprocal tariffs and other measures imposed by other countries. We continue to pursue available options to mitigate the impact of these tariffs and other measures. We have made operational and supply chain changes, utilized available exemptions or exclusions, and, where feasible, increased the prices of our goods and services. To date, as a result of our mitigation efforts, tariffs have not had a significant effect on our financial results. However, the imposition of tariffs as well as uncertainty about their scope and duration could negatively affect demand, result in increases in some input costs and/or inflation that we are unable to mitigate, or otherwise adversely affect economic conditions. The United States Supreme Court on February 20, 2026 issued a ruling striking down certain tariffs imposed by the United States, including those affecting certain goods that the Company imports. We are currently evaluating the impact of such decision. The Company continues to monitor the economic effects of the trade environment, but the effects associated with the tariffs remain uncertain.

The Company will continue to focus on innovation and new product development and other opportunities for sales growth in 2026 from its existing businesses, as follows:

Consumer & Specialties Segment

  Increase our presence and market share in global cat litter products, including in emerging markets.
  Deploy new products in pet care such as lightweight litter.
  Increase our sales of calcium carbonate products by further penetration into filling and coating applications in the paper and packaging markets.
  Promote the Company’s expertise in crystal engineering by developing crystal morphologies that help our customers achieve functional benefits.
  Deploy new calcium carbonate products in paint, coating, and packaging applications.
  Continue developing products and processes for waste management and recycling opportunities to reduce the environmental impact of our customers by reducing energy consumption and improving the sustainability of their products.
  Continue to develop innovative applications for our bleaching earth products for edible oil and renewable fuel industries.
  Develop natural and mineral-based solutions for personal care applications.
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
  Deploy value-added formulations of refractory materials.
  Deploy our laser measurement technologies into new applications.
  Expand our refractory maintenance model to other steel makers globally.
  Continue the development and market penetration of our FLUORO-SORB® adsorbent products which address PFAS contamination in soil, groundwater, drinking water sources, landfill leachate, and wastewater treatment facilities.
  Pursue opportunities for the expanded use of our products in environmental, building and construction, infrastructure, and oil and gas drilling, and water treatment globally.
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

Results of Operations

Consolidated Income (Loss) Statement Review

	Year Ended December 31,
(in millions of dollars)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Net sales	$2,072.6	$2,118.5	$2,169.9	(2)%	(2)%
Cost of goods sold	1,554.6	1,570.8	1,662.8	(1)%	(6)%
Production margin	518.0	547.7	507.1	(5)%	8%
Production margin %	25.0%	25.9%	23.4%

Marketing and administrative expenses	208.0	209.2	206.0	(1)%	2%
Research and development expenses	22.9	23.0	21.2	0%	8%
Provision for litigation accrual and credit losses	215.0	30.0	-	*	*
Restructuring and other items	15.0	-	6.9	*	*
Impairment of assets	-	-	71.7	*	*
Acquisition-related expenses	-	-	0.3	*	*
Gain on sale of assets, net	(9.9)	(12.3)	-	(20)%	*
Litigation expenses	19.6	11.3	29.2	73%	(61)%
Income from operations	47.4	286.5	171.8	(83)%	67%
Operating margin %	2.3%	13.5%	7.9%

Interest expense, net	(54.5)	(56.4)	(59.2)	(3)%	(5)%
Debt extinguishment expenses	-	(1.8)	-	*	*
Other non-operating deductions, net	(6.9)	(4.7)	(4.9)	47%	(4)%
Total non-operating deductions, net	(61.4)	(62.9)	(64.1)	(2)%	(2)%

Income (loss) before tax and equity in earnings	(14.0)	223.6	107.7	*	108%
Provision for taxes on income	4.9	59.4	23.7	(92)%	151%
Effective tax rate	(35.0)%	26.6%	22.0%

Equity in earnings of affiliates, net of tax	4.9	6.7	4.3	(27)%	56%

Net income (loss)	(14.0)	170.9	88.3	*	94%
Net income attributable to non-controlling interests	4.4	3.8	4.2	16%	(10)%
Net income (loss) attributable to Minerals Technologies Inc.	$(18.4)	$167.1	$84.1	*	99%

* Percentage not meaningful

Net Sales

	Year Ended December 31,
(in millions of dollars)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
United States	$1,075.0	$1,089.4	$1,144.0	(1)%	(5)%
International	997.6	1,029.1	1,025.9	(3)%	0%
Total net sales	$2,072.6	$2,118.5	$2,169.9	(2)%	(2)%

Consumer & Specialties Segment	$1,097.7	$1,140.2	$1,160.2	(4)%	(2)%
Environmental Solutions Segment	974.9	978.3	1,009.7	0%	(3)%
Total net sales	$2,072.6	$2,118.5	$2,169.9	(2)%	(2)%

Worldwide net sales in 2025 decreased 2% from the previous year to $2.1 billion. Net sales in the United States decreased 1% to $1.1 billion in 2025 and represented 52% of consolidated net sales. International net sales decreased 3% to $1.0 billion in 2025 and represented 48% of consolidated net sales.

Worldwide net sales in 2024 decreased 2% from the previous year to $2.1 billion. Included in sales from the prior year were $40.6 million of sales related to Oldco, which was deconsolidated in the fourth quarter of 2023 and primarily impacted sales in the United States. Net sales in the United States decreased 5% to $1.1 billion in 2024 and represented 51% of consolidated net sales. International net sales increased slightly to $1.0 billion in 2024 and represented 49% of consolidated net sales.

Operating Costs and Expenses

Consolidated cost of sales was $1.6 billion, $1.6 billion, and $1.7 billion in 2025, 2024, and 2023, respectively. Production margin as a percentage of net sales was 25.0% in 2025, 25.9% in 2024, and 23.4% in 2023.

Marketing and administrative costs were $208.0 million, $209.2 million, and $206.0 million in 2025, 2024, and 2023, respectively. Marketing and administrative costs as a percentage of net sales were 10.0% in 2025, 9.9% in 2024, and 9.5% in 2023.

Research and development expenses were $22.9 million, $23.0 million, and $21.2 million in 2025, 2024, and 2023, respectively. Research and development expenses as a percentage of net sales were 1.1% in 2025, 1.1% in 2024, and 1.0% in 2023.

In 2025, the Company recorded a provision for litigation accrual and credit losses of $215.0 million to establish an accrual for estimated costs to fund a trust to resolve all current and future talc-related claims, as well as fund the bankruptcy of Oldco and BVT, and related litigation costs. Included in this provision is $30.0 million of additional debtor-in-possession financing to the debtors. The Company also recorded litigation expenses of $19.6 million in connection with Oldco’s bankruptcy filing and lawsuits related to talc products sold by Oldco. In addition, the Company recorded a $15.0 million restructuring and other items charge for the write-down of assets and severance and other costs, offset by a $9.9 million net gain on the final installment for the sale of refractories manufacturing assets in China and the sale of our chromite mine in South Africa.

In 2024, the Company recorded a $30.0 million provision for credit losses in connection with the DIP Credit Agreement. In addition, the Company recorded litigation expenses of $11.3 million in connection with Oldco's bankruptcy filing. The Company also recorded a $12.3 million net gain on the installment sale of refractories manufacturing assets in China.

In 2023, the Company recorded a $71.7 million non-cash impairment charge relating to Oldco's fixed assets within the Consumer & Specialties segment, $6.9 million in restructuring costs to further streamline our cost structure as a result of organization efficiencies gained through our resegmentation, and $0.3 million of acquisition-related expenses. In addition, the Company recorded $29.2 million of net litigation expenses in connection with Oldco’s bankruptcy and by Oldco to defend against and restore its accrual for claims associated with certain talc products.

Income from Operations

During 2025, the Company recorded income from operations of $47.4 million, as compared with $286.5 million in the prior year. Income from operations represented 2.3% of sales compared with 13.5% of sales in the prior year. Income from operations in 2025 includes a provision for litigation accrual and credit losses of $215.0 million and a $15.0 million restructuring and other items charge for the write-down of assets and severance and other costs, offset by a $9.9 million net gain on the final installment for the sale of refractories manufacturing assets in China and the sale of our chromite mine in South Africa.

During 2025 and 2024, the Company recorded litigation expenses of $19.6 million and $11.3 million, respectively, in connection with Oldco's bankruptcy filing and lawsuits related to talc products sold by Oldco.

During 2024, the Company recorded income from operations of $286.5 million, as compared with $171.8 million in the prior year. Income from operations represented 13.5% of sales compared with 7.9% of sales in the prior year. Income from operations in 2024 reflected a $30.0 million charge for a provision of credit losses in connection with the DIP Credit Agreement, offset by a $12.3 million net gain on sale of refractories manufacturing assets in China.

Non-Operating Deductions, net

The Company recorded non-operating deductions, net of $61.4 million in 2025 as compared with $62.9 million in the previous year.

Included in non-operating deductions was net interest expense of $54.5 million in 2025 as compared to $56.4 million in the prior year.

Included in non-operating deductions was net interest expense of $56.4 million in 2024 as compared to $59.2 million in the prior year. In addition, the Company recorded debt extinguishment expenses of $1.8 million related to the refinancing of its credit facilities in the fourth quarter of 2024.

Provision for Taxes on Income

Provision for taxes was $4.9 million, $59.4 million, and $23.7 million in 2025, 2024, and 2023, respectively. The effective tax rates were (35.0)%, 26.6%, and 22.0% during 2025, 2024, and 2023, respectively.

The lower effective tax rate in 2025 as compared to 2024 was primarily due to the net loss recorded in 2025.

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

The other factors having the most significant impact on our effective tax rates in recent periods are percentage depletion, the Global Intangible Low-Tax Income provision ("GILTI"), Foreign-Derived Intangible Income (“FDII”), 162(m) disallowance, and the non-deductible DIP Credit Agreement.

Percentage depletion allowances (tax deductions for depletion that may exceed our tax basis in our mineral reserves) are available to us under the income tax laws of the United States for operations conducted in the United States. The tax benefits from percentage depletion were $8.9 million in 2025, $10.0 million in 2024, and $11.1 million in 2023.

The Company has elected, as its accounting policy, to treat the taxes due from GILTI as a current period expense when incurred. The net charge to the Company for GILTI was $1.8 million, $1.5 million, and $1.1 million for 2025, 2024, and 2023, respectively.

We operate in various countries around the world that have tax laws, tax incentives, and tax rates that are significantly different than those of the United States. These differences combine to move our overall effective tax rate higher or lower than the United States statutory rate depending on the mix of income relative to income earned in the United States. The effects of foreign earnings and the related foreign rate differentials resulted in increases of $7.1 million, $10.5 million, and $8.2 million in 2025, 2024, and 2023, respectively.

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

Consolidated Net Income (Loss) Attributable to MTI Shareholders

Consolidated net loss was $14.0 million in 2025 and included a $191.8 million charge, net of tax. This charge consisted of a provision for litigation accrual and credit losses, litigation expenses, and restructuring and other items, offset by a net gain on sale of assets.

Consolidated net income was $170.9 million in 2024 and included a $31.7 million charge, net of tax. This charge consisted of a provision for credit loss and litigation expenses, offset by a net gain on sale of assets.

Consolidated net income was $88.3 million in 2023 and included a $85.8 million charge, net of tax. This charge consisted of impairment of assets, litigation expenses, restructuring, and acquisition-related expenses.

Segment Review

The following discussions highlight the operating results for each of our two segments.

Consumer & Specialties Segment

	Year Ended December 31,
(in millions of dollars)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Net Sales
Household & Personal Care	$512.8	$530.0	$517.6	$(17.2)	$12.4
Specialty Additives	584.9	610.2	642.6	(25.3)	(32.4)
Total net sales	$1,097.7	$1,140.2	$1,160.2	$(42.5)	$(20.0)

Income from operations	$124.2	$165.5	$41.6	$(41.3)	$123.9
% of net sales	11.3%	14.5%	3.6%

2025 v 2024

Net sales in the Consumer & Specialties segment decreased 4% to $1,097.7 million, as compared with $1,140.2 million in the prior year. Household & Personal Care sales decreased 3% to $512.8 million from $530.0 million the prior year. This decrease was primarily driven by a challenging competitive environment in the cat litter products market. Specialty Additives sales decreased 4% to $584.9 million from $610.2 million primarily as a result of declining residential construction demand, as well as a slowdown in the North American and European paper markets.

Income from operations was $124.2 million in 2025, as compared to $165.5 million in 2024. Included in income from operations for 2025 was $9.5 million of restructuring and other items.

2024 v 2023

Net sales in the Consumer & Specialties segment decreased 2% to $1,140.2 million, as compared with $1,160.2 million in the prior year. Household & Personal Care sales increased 2% to $530.0 million from $517.6 million the prior year. This increase was primarily driven by strong demand for our cat litter products in all regions and growth in other high-margin consumer-oriented products. Specialty Additives sales decreased 5% to $610.2 million from $642.6 million primarily as a result of the deconsolidation of Oldco in the fourth quarter of 2023. Included in Specialty Additives' sales from the prior year were $40.6 million of sales related to Oldco.

Income from operations was $165.5 million in 2024, as compared to $41.6 million in 2023. In 2023, the Company recorded a $71.7 million non-cash impairment of Oldco's fixed assets and litigation expenses of $29.2 million in connection with Oldco's bankruptcy filing and by Oldco to defend against and restore its accrual for claims associated with certain talc products.

Engineered Solutions Segment

	Year Ended December 31,
(in millions of dollars)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Net Sales
High-Temperature Technologies	$704.7	$713.2	$720.9	$(8.5)	$(7.7)
Environmental & Infrastructure	270.2	265.1	288.8	5.1	(23.7)
Total net sales	$974.9	$978.3	$1,009.7	$(3.4)	$(31.4)

Income from operations	$169.7	$174.0	$147.8	$(4.3)	$26.2
% of net sales	17.4%	17.8%	14.6%

2025 v 2024

Net sales in the Engineered Solutions segment decreased slightly to $974.9 million, as compared with $978.3 million in the prior year. High-Temperature Technologies sales decreased 1% to $704.7 million, as compared with $713.2 million in the prior year. This decrease was driven by softer demand in certain industrial end markets, offset by strong growth in the Asia foundry business. Environmental & Infrastructure sales increased 2% to $270.2 million, as compared with $265.1 million in the prior year, primarily driven by higher demand for environmental lining systems, infrastructure drilling products, and offshore water treatment.

Income from operations was $169.7 million and 17.4% of sales, as compared with $174.0 million and 17.8% of sales in the prior year. Included in income from operations for 2025 was $3.3 million of restructuring and other items, offset by a $9.9 million net gain on the final installment for the sale of refractories manufacturing assets in China and the sale of our chromite mine in South Africa. Included in income from operations for 2024 was a $12.3 million net gain on sale of refractories manufacturing assets in China.

2024 v 2023

Net sales in the Engineered Solutions segment decreased 3% to $978.3 million, as compared with $1,009.7 million in the prior year. High-Temperature Technologies sales decreased 1% to $713.2 million, as compared with $720.9 million in the prior year. This decrease was driven by softer demand in some industrial end markets. Environmental & Infrastructure sales decreased 8% to $265.1 million, as compared with $288.8 million in the prior year as a result of low levels of project activity.

Income from operations was $174.0 million and 17.8% of sales, as compared with $147.8 million and 14.6% of sales in the prior year. Included in income from operations for 2024 was a $12.3 million net gain on sale of assets. Included in income from operations for 2023 was $3.2 million of restructuring expenses.

Inflation

While inflation historically has not had a material impact on the Company, our financial performance could be adversely affected by increases in energy and commodity prices. Our production processes consume a significant amount of energy, primarily electricity, diesel fuel, natural gas, and coal. We use diesel fuel to operate our mining and processing equipment, and our freight costs are heavily dependent upon fuel prices and surcharges. Energy costs also affect the cost of raw materials. On a combined basis, these factors represent a large exposure to petrochemical and energy products which may be subject to significant price fluctuations. The contracts pursuant to which we construct and operate our satellite PCC plants generally adjust pricing to reflect the pass-through of increases in costs resulting from inflation, including lime and energy prices. However, there is a time lag before such price adjustments can be implemented. The Company and its customers will typically negotiate reasonable price adjustments in order to recover a portion of these escalating costs, but there can be no assurance that we will be able to recover increasing costs through such negotiations.

Cyclical Nature of Customers’ Businesses

Portions of our sales to customers in the paper manufacturing, metalcasting, steel manufacturing, oil and gas, and construction industries have historically been cyclical. The pricing structure of some of our long-term PCC contracts makes our PCC business less sensitive to declines in the quantity of product purchased. Oil and natural gas prices decreased significantly between 2014 through 2017 and again in 2020, which has caused exploration companies to reduce their capital expenditures and production and exploration activities. This has had the effect of decreasing the demand and increasing competition for the services we provide. We cannot predict the economic outlook in the countries in which we do business, nor in the key industries we serve.

Liquidity and Capital Resources

Cash flow provided from continuing operations in 2025 was $193.7 million, compared with $236.4 million in prior year. Cash flows provided from operations in 2025 were principally used to fund capital expenditures, repay debt, repurchase shares, and pay the Company’s dividend to common shareholders. The Company’s intention is to use cash flow for investments in growth, returns to shareholders, and continued debt reduction.

On November 26, 2024, the Company entered into a Refinancing Facility Agreement and Incremental Facility Amendment (the “Amendment”) to amend the Company’s previous credit agreement (the “Previous Credit Agreement;” the previous credit agreement, as amended by the Amendment, being the “Amended Credit Agreement”). The Amendment provides for, among other things, a new senior secured revolving credit facility with aggregate commitments of $400 million (the “Revolving Facility”), a portion of which may be used for the issuance of letters of credit and swingline loans, and a new senior secured term loan facility with aggregate commitments of $575 million (the “Term Loan Facility” and, together with the Revolving Facility, the “Senior Secured Credit Facilities”). The Revolving Facility and the Term Loan Facility replace the facilities under the Previous Credit Agreement, which provided for, among other things, a $550 million senior secured term loan facility and a $300 million senior secured revolving credit facility. The maturity date for loans and commitments under the Revolving Facility is November 26, 2029, and the maturity date for loans under the Term Loan Facility is November 26, 2031; provided that the maturity dates of the Revolving Facility and the Term Loan Facility will be adjusted to the date that is 91 days prior to the stated maturity date of the Company’s 5.0% Senior Notes due 2028 (the “Notes”) unless, prior to the date that is 91 days prior to the stated maturity date of the Notes, all amounts in excess of $50 million of the Notes have been either (a) refinanced with indebtedness permitted under the Amended Credit Agreement maturing later than 90 days after the scheduled maturity date of the Revolving Facility or of the Term Loan Facility, as applicable, or (b) repaid, discharged, or repaid (other than with the proceeds of any indebtedness maturing earlier than 91 days after the scheduled maturity date of the Revolving Facility or of the Term Loan Facility, as applicable). Loans under the Term Loan Facility amortize at a rate equal to 1.00% per annum, payable in equal quarterly installments, and were issued with original issue discount at 99.875% of par.

Loans under the Revolving Facility will bear interest at a rate equal to (a) for loans denominated in U.S. dollars, at the election of the Company, Term SOFR plus an applicable margin equal to 1.375% per annum, or a base rate plus an applicable margin equal to 0.375% per annum, (b) for loans denominated in Euros, adjusted EURIBOR plus an applicable margin equal to 1.375% per annum and (c) for loans denominated in Pounds Sterling, SONIA plus an applicable margin equal to 1.375% per annum, subject in each case to (i) an increase of 37.5 basis points in the event that, and for so long as, the Net Leverage Ratio (as defined in the Amended Credit Agreement) is greater than or equal to 3.00 to 1.00 as of the last day of the preceding fiscal quarter, (ii) an increase of 12.5 basis points in the event that, and for so long as, the Net Leverage Ratio is less than 3.00 to 1.00 and greater than or equal to 2.00 to 1.00 as of the last day of the preceding fiscal quarter, and (iii) a decrease of 12.5 basis points in the event that, and for so long as, the Net Leverage Ratio is less than 1.00 to 1.00 as of the last day of the preceding fiscal quarter. Loans under the Term Loan Facility will bear interest at a rate equal to, at the election of the Company, Term SOFR plus an applicable margin equal to 2.00% per annum or a base rate plus an applicable margin equal to 1.00% per annum. The Company will pay certain fees under the Amended Credit Agreement, including (a) a commitment fee of 0.175% per annum on the undrawn portion of the Revolving Facility (subject to a step-ups to 0.300% and 0.250% and a step-down to 0.150% at the same levels described above), (b) a fronting fee of 0.125% per annum on the average daily undrawn amount of, plus unreimbursed amounts in respect of disbursements under, letters of credit issued under the Revolving Facility and (c) customary annual administration fees. The obligations of the Company under the Senior Secured Credit Facilities are unconditionally guaranteed jointly and severally by, subject to certain exceptions, all material domestic subsidiaries of the Company (the “Guarantors”) and secured, subject to certain exceptions, by a security interest in substantially all of the tangible and intangible assets of the Company and the Guarantors.

In the fourth quarter of 2024, the Company recorded $1.8 million in non-cash debt extinguishment expenses related to the refinancing of our credit facilities, which represents the difference between the redemption payment and the carrying value of the debt at the refinancing date. All lenders under the previous facility were repaid in full.

As of December 31, 2025, there were no loans and $9.2 million in letters of credit outstanding under the Revolving Facility.

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

The Company has a committed loan facility in Japan. As of December 31, 2025, there was an outstanding balance of $0.4 million on this facility. Principal will be repaid in accordance with the payment schedule ending in 2026. The Company repaid $0.5 million on this loan in 2025.

As part of the acquisition of Concept Pet Heimtierprodukte GmbH, the Company assumed $1.9 million in long-term debt, recorded at fair value, consisting of two term loans, one that matured in 2025 and one that matures in 2027. Both loans have annual payments and carry a variable interest rate. The Company repaid $0.4 million on these loans during 2025.

As of December 31, 2025, the Company had $18.4 million in uncommitted short-term bank credit lines, $0.4 million of which were in use. The credit lines are primarily outside the U.S. and are generally one year in term at competitive market rates at large, well-established institutions. The Company typically uses its available credit lines to fund working capital requirements or local capital spending needs. We anticipate that capital expenditures for 2026 should be between $90 million and $100 million, principally related to opportunities to improve our operations and meet our strategic growth objectives. We expect to meet our other long-term financing requirements from internally generated funds and committed and uncommitted bank credit lines.

In the second quarter of 2023, the Company entered into a floating to fixed interest rate swap for a notional amount of $150 million. The fair value of this instrument as of December 31, 2025, is a liability of $0.2 million.

In addition to long-term debt, the Company has committed cash outflow related to pension and postretirement benefit obligations, non-cancelable operating leases, primarily for office space and equipment, and other long-term contractual obligations. Other long-term liabilities include tax liabilities, including contingent obligations associated with gross unrecognized tax benefits for uncertain tax positions and a tax liability for the one-time transition tax on accumulated foreign subsidiary earnings, asset retirement obligations relating to the retirement of certain tangible long-lived assets and land restoration obligations at the Company’s PCC satellite facilities and mining operations.  See Notes 2, 8, 15, 16 and 20 to the Consolidated Financial Statements.

On October 16, 2024, the Company's Board of Directors authorized the Company's management to repurchase, at its discretion, up to $200 million of the Company's shares. As of December 31, 2025, 1,000,122 shares have been repurchased under this program for $61.3 million, or an average price of approximately $61.24 per share. This authorization has no expiration date.

On January 21, 2026, the Company’s Board of Directors declared a regular quarterly dividend on its common stock of $0.12 per share. No dividend will be payable unless declared by the Board and unless funds are legally available for payment thereof.

The Company and certain of the Company’s subsidiaries are among numerous defendants in over nine hundred cases seeking damages for alleged exposure to asbestos-contaminated talc products sold by the Company’s subsidiary Oldco. The Company’s position is that these cases are meritless and all talc products sold by Oldco are safe. On October 2, 2023 (the “Petition Date”), notwithstanding the Company’s confidence in the safety of Oldco’s talc products, Oldco and Barretts Ventures Texas LLC (“BVT” and together with Oldco, the “Chapter 11 Debtors”) filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas (the “Chapter 11 Cases”) to address and comprehensively resolve Oldco’s liabilities associated with talc. Minerals Technologies Inc. and the Company’s other subsidiaries were not included in the Chapter 11 filing.

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

In the first quarter of 2025, the Company recorded a provision to establish an accrual of $215 million for estimated costs to fund a trust to resolve all current and future talc-related claims as well as fund the Chapter 11 Cases and related litigation costs (including the aforementioned $30 million increase to the maximum principal amount of the DIP Credit Agreement). The parties have not yet reached a final resolution of all matters in the Chapter 11 Cases, and the Company is unable to estimate the possible loss or range of loss beyond the amount accrued.

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

Although the Chapter 11 Cases are progressing, it is not possible to predict how the District Court will rule on the pending motions, whether an appellate court will affirm or reverse the Bankruptcy Court order denying the Committee’s motion to dismiss, the form of any ultimate resolution, or when an ultimate resolution might occur at this time. Accordingly, the Company is unable to estimate the possible loss or range of loss related to the amount that will be necessary to fully and finally resolve all of the Chapter 11 Debtors’ current and future talc-related claims in connection with a confirmed Chapter 11 plan of reorganization beyond the amount accrued. See Note 17 to the Consolidated Financial Statements included in this report for more information.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities.

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

In most of our PCC contracts, the price per ton is based upon the total number of tons sold to the customer during the year. Under those contracts, the price billed to the customer for shipments during the year is based on periodic estimates of the total annual volume that will be sold to the customer. Revenues are adjusted at the end of each year to reflect the actual volume sold. There were no significant revenue adjustments in the fourth quarter of 2025 and 2024, respectively. We have consignment arrangements with certain customers in our Engineered Solutions segment. Revenues for these transactions are recorded when the consigned products are consumed by the customer.

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

Legal Contingencies

                The Company is party to a number of lawsuits arising in the normal course of our business. The Company and certain of the Company's subsidiaries are among numerous defendants in a number of cases seeking damages for alleged exposure to asbestos-contaminated talc products sold by the Company's subsidiary BMI Oldco Inc. The Company records accruals for loss contingencies associated with legal matters, including talc-related litigation and the Chapter 11 Cases, when it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated. See Note 17 to the Consolidated Financial Statements included in this report for more information.

Valuation of Long-lived Assets, Goodwill, and Other Intangible Assets

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
  Significant negative industry or economic trends;
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

The Company has two reporting units: Consumer & Specialties and Engineered Solutions. We identify our reporting units by assessing whether the components of our operating segments constitute businesses for which discrete financial information is available, and management regularly reviews the operating results of those components. In the fourth quarter of 2025, the Company performed a qualitative assessment of each of its reporting units and determined it was not more likely than not that the fair value of any of its reporting units was less than their carrying values.

Property, plant, and equipment are depreciated over their useful lives. Useful lives are based on management’s estimates of the period that the assets can generate revenue, which does not necessarily coincide with the remaining term of a customer’s contractual obligation to purchase products made using those assets. Our sales of PCC are predominately pursuant to long-term evergreen contracts, initially ten to fifteen years in length, with paper mills at which we operate satellite PCC plants. The terms of many of these agreements have been extended, often in connection with an expansion of the satellite PCC plant. Failure of a PCC customer to renew an agreement or continue to purchase PCC from our facility could result in an impairment of assets or accelerated depreciation at such facility.

We evaluate the recoverability of our property, plant, and equipment whenever events or change in circumstances indicate that the carrying value of the assets may not be recoverable. For testing the recoverability, we primarily use discounted cash flow models or cost approach to estimate the fair value of these assets. Critical assumptions used in conducting these tests included expectations of our business performance and financial results, useful lives of assets, discount rates, and comparable market data.

When we acquire a company, we determine fair value on the acquisition date of assets acquired and liabilities assumed. We use the income, market, or cost approach (or a combination thereof) for the valuation and use valuation inputs and analyses that are based on market participant assumptions. Changes in assumptions can have a significant impact on the fair value of tangible assets. Goodwill is calculated as the excess of the consideration transferred over the assets acquired and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized.

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating current tax expense together with assessing temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or change this allowance in a period, we must include an expense within the tax provision in the Consolidated Statements of Income (Loss).

Deferred tax liabilities represent the amount of income taxes payable in future periods. Such liabilities arise because of temporary differences between the financial reporting and tax bases of assets and liabilities. Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating losses. We evaluate the recoverability of these future tax deductions by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences and forecasted operating earnings. These sources of income inherently rely heavily on estimates. We use our historical experience and business forecasts to provide insight. The amount recorded for the net deferred tax liability was $75.5 million and $115.7 million at December 31, 2025 and 2024, respectively.

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

Pension Benefits

We sponsor pension and other retirement plans in various forms, covering the majority of employees who meet eligibility requirements. Several statistical and actuarial models which attempt to estimate future events are used in calculating the expense and liability related to the plans. These models include assumptions about the discount rate, expected return on plan assets, and the rate of future compensation increases as determined by us, within certain guidelines. Our assumptions reflect our historical experience and management’s best judgment regarding future expectations. In addition, our actuarial consultants also use subjective factors such as withdrawal and mortality rates to estimate these assumptions. The actuarial assumptions used by us may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates, or longer or shorter life spans of participants, among other things.

The investment strategy for pension plan assets is to maintain a broadly diversified portfolio designed to both preserve and grow plan assets to meet future plan obligations. The Company’s average rate of return on assets from inception through December 31, 2025, was approximately 9%. The Company’s assets are strategically allocated among equity, debt, and other investments to achieve a diversification level that dampens fluctuations in investment returns. The Company’s long-term investment strategy is an investment portfolio mix of approximately 55%-65% in equity securities, 30%-35% in fixed income securities, and 0%-15% in other securities. As of December 31, 2025, the Company had approximately 56% of its pension assets in equity securities, 32% in fixed income securities and 12% in other securities.

The Company recognized pension (benefit) expense of $(0.6) million in 2025 as compared to $1.9 million in 2024. Accounting guidance on retirement benefits requires companies to discount future benefit obligations back to today’s dollars using a discount rate that is based on high-quality fixed-income investments. A decrease in the discount rate increases the pension benefit obligation, while an increase in the discount rate decreases the pension benefit obligation. This increase or decrease in the pension benefit obligation is recognized in Accumulated other comprehensive income (loss) and subsequently amortized into earnings as an actuarial gain or loss. The guidance also requires companies to use an expected long-term rate of return on plan assets for computing current year pension expense. Differences between the actual and expected returns are also recognized in Accumulated other comprehensive income (loss) and subsequently amortized into earnings as actuarial gains and losses. At the end of 2025, total actuarial losses recognized in Accumulated other comprehensive (gain) loss for pension plans were $(7.3) million as compared to $1.3 million in 2024.

A net gain of $11.5 million ($8.4 million after-tax) primarily due to actuarial gains, driven by a change in discount rates is included in other comprehensive income in 2025. In 2024, a net gain of $40.6 million ($30.6 million after-tax) was recorded in other comprehensive income, primarily due to actuarial gains, driven by a change in discount rates. In 2023, a net gain of $7.6 million ($5.6 million after-tax) was recorded in other comprehensive income, primarily due to a change in discount rates.

Actuarial losses for pensions will be impacted in future periods by actual asset returns, discount rate changes, actual demographic experience, and other factors that impact these expenses. These losses, reported in Accumulated other comprehensive income (loss), will generally be amortized as a component of net periodic benefit cost on a straight-line basis over the average remaining service period of active employees expected to receive benefits under the benefit plans. At the end of 2025, the average remaining service period of active employees or life expectancy for fully eligible employees was 9 years.

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

Adoption of Income Taxes (Topic 740):  Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740):  Improvements to Income Tax Disclosures”, that requires entities to disclose additional information about federal, state, and foreign income taxes primarily related to the income tax rate reconciliation and income taxes paid. The new standard also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities.  The new standard is effective for interim and annual periods beginning on or after December 15, 2024. The Company adopted this guidance on January 1, 2025, on a prospective basis and updated the disclosures contained in Note 8 to the Consolidated Financial Statements. This guidance did not impact the Company’s Consolidated Financial Statements but resulted in the disaggregation of the Company's tax footnote disclosures.

Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40):  Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40):  Disaggregation of Income Statement Expenses” that requires entities to disclose additional information in the notes to the financial statements about prescribed categories underlying any relevant income statement expense caption. The new standard is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. The adoption of this standard is not expected to have a material impact on the Company’s Consolidated Financial Statements but will result in disaggregation of the Company's income statement expenses.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from fluctuations in foreign currency exchange rates, interest rates, and credit risk. We use a variety of practices to manage these market risks, including derivative financial instruments when appropriate. Our treasury and risk management policies prohibit us from using derivative instruments for trading or speculative purposes. We also do not use leveraged derivative instruments or derivatives with complex features.

Exchange Rate Sensitivity

As we operate in over 30 countries with many international subsidiaries, we are exposed to currency fluctuations related to manufacturing and selling our products and services. This foreign currency risk is diversified and involves assets, liabilities, and cash flows denominated in currencies other than the U.S. Dollar (USD).

We manage our foreign currency exchange risk in part through operational means, including managing the same currency revenues versus same currency costs, as well as same currency assets versus same currency liabilities. We also have subsidiaries with the same currency exposures which may offset each other, providing a natural hedge against one another’s currency risk. When appropriate, we enter into derivative financial instruments, such as forward exchange contracts and cross-currency interest rate swaps, to mitigate the impact of foreign exchange rate movements on our operating results. The counterparties are major financial institutions. Such forward exchange contracts would not subject us to additional risk from the exchange rate because gains and losses on these contracts would offset losses and gains on the assets, liabilities, and transactions being hedged.

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

Interest Rate Sensitivity

A portion of our long-term bank debt bears interest at variable rates (see Note 15 to the Consolidated Financial Statements) and our results of operations would be affected by interest rate changes to such bank debt outstanding. The Company utilizes interest rate swaps to limit exposure to market fluctuations on floating-rate debt. In the second quarter of 2023, the Company entered into a floating to fixed interest rate swap for a notional amount of $150 million. The fair value of this instrument as of December 31, 2025, is a liability of $0.2 million. An immediate 10% increase in the interest rates would not have a material effect on our results of operations over the next fiscal year. A one percentage point change in interest rates would cost $4.2 million in incremental interest charges on an annual basis.

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

               In 2025, the Company recorded a provision for litigation accrual and credit losses of $215.0 million to establish an accrual for estimated costs to fund a trust to resolve all current and future talc-related claims, as well as fund the bankruptcy of Oldco and Barretts Ventures Texas LLC ("BVT"), and related litigation costs. Included in this provision is $30 million of additional unfunded loan commitments in connection with the DIP Credit Agreement (see Note 17 to the Consolidated Financial Statements).

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, and under the supervision and with participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth fiscal quarter of 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

During the three months ended December 31, 2025, none of our directors or executive officers adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

The information concerning the Company’s Board of Directors required by this item is incorporated herein by reference to the Company’s Proxy Statement, under the captions “The Board of Directors,” “Proposal 1- Election of Directors,” “Corporate Governance,” and “Committees of the Board of Directors.”

The Board has established a code of ethics for the Chief Executive Officer, the Chief Financial Officer, and the Chief Accounting Officer entitled “Code of Ethics for the Senior Financial Officers,” which is available on our website, www.mineralstech.com, by clicking the links entitled Investors, then Corporate Governance and then Company Policies. The Company has adopted an insider trading policy governing the purchase, sale, and other dispositions of its securities by directors, officers, employees and certain other insiders, and the Company itself that is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any applicable listing standards. Additional information regarding such policy is set forth in the Company’s Proxy Statement, under the caption “Compensation Discussion and Analysis—Other Policies and Practices—Trading Controls and Hedging Transaction,” and incorporated herein by reference.

See “Information About Our Executive Officers” in Part I of this report for information regarding executive officers of the Company.

Item 11.  Executive Compensation

The information appearing in the Company’s Proxy Statement under the captions “Executive Compensation,” “Compensation Discussion and Analysis,” “Report of the Compensation Committee,” and “Compensation Tables and Narrative” is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information appearing in the Company’s Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of December 31, 2025. All of our equity compensation plans have been approved by our stockholders. All outstanding awards relate to our common stock.

Plan Category	Number of Securities to be issued upon Exercise of Outstanding Options, Warrants, and Rights(1)	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights(2)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,705,885	$67.16	1,231,900
Total	1,705,885	$67.16	1,231,900

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

The Board has established Corporate Governance principles which include guidelines for determining Director independence, which is available on our website, www.mineralstech.com, by clicking the links entitled “Investors,” then “Corporate Governance.” The information appearing in the Company’s Proxy Statement under the caption “Corporate Governance – Director Independence” is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The information appearing in the Company’s Proxy Statement under the caption “Principal Accountant Fees and Services” is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)
The following documents are filed as part of this report:

1.
Financial Statements. The following Consolidated Financial Statements of Mineral Technologies Inc. and subsidiary companies and Reports of Independent Registered Public Accounting Firm are set forth on pages F-2 to F-44.

Consolidated Balance Sheets as of December 31, 2025 and 2024
Consolidated Statements of Income for the years ended December 31, 2025, 2024 and 2023
Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023
Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2025, 2024 and 2023
Notes to the Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm
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

3.
Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this report.

Exhibit No.	Exhibit Title
3.1	Restated Certificate of Incorporation of the Company (Incorporated by reference to exhibit 3.1 filed with the Company’s Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2003)
3.2	By-Laws of the Company as amended and restated effective March 13, 2018 (Incorporated by reference to exhibit 3.1 filed with the Company’s Current Report on Form 8-K (file no. 001-11430) filed on March 19, 2018)
4.1	Specimen Certificate of Common Stock (Incorporated by reference to exhibit 4.1 filed with the Company’s Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2003)
4.2	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference to exhibit 4.2 filed with the Company’s Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2019)
4.3	Indenture, dated as of June 30, 2020, by and among Minerals Technologies Inc., the subsidiary guarantors from time to time party thereto and The Bank of New York Mellon Trust Company, N.A., as a trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (file no. 001-11430) filed on June 30, 2020.)
10.1	Asset Purchase Agreement, dated as of September 28, 1992, by and between Specialty Refractories Inc. and Quigley Company Inc. (Incorporated by reference to the exhibit so designated filed with the Company’s Registration Statement on Form S-1 (Registration No. 33-51292), originally filed on August 25, 1992)
10.1(a)	Agreement dated October 22, 1992 between Specialty Refractories Inc. and Quigley Company Inc., amending Exhibit 10.1 (Incorporated by reference to the exhibit so designated filed with the Company’s Registration Statement on Form S-1 (Registration No. 33-59510), originally filed on March 15, 1993)
10.1(b)	Letter Agreement dated October 29, 1992 between Specialty Refractories Inc. and Quigley Company Inc., amending Exhibit 10.1 (Incorporated by reference to the exhibit so designated filed with the Company’s Registration Statement on Form S-1 (Registration No. 33-59510), originally filed on March 15, 1993)
10.2	Reorganization Agreement, dated as of September 28, 1992, by and between the Company and Pfizer Inc. (Incorporated by reference to the exhibit so designated filed with the Company’s Registration Statement on Form S-1 (Registration No. 33-51292), originally filed on August 25, 1992)
10.3	Asset Contribution Agreement, dated as of September 28, 1992, by and between Pfizer Inc. and Specialty Minerals Inc. (Incorporated by reference to the exhibit so designated filed with the Company’s Registration Statement on Form S-1 (Registration No. 33-51292), originally filed on August 25, 1992)

10.4	Asset Contribution Agreement, dated as of September 28, 1992, by and between Pfizer Inc. and Barretts Minerals Inc. (Incorporated by reference to the exhibit so designated filed with the Company’s Registration Statement on Form S-1 (Registration No. 33-51292), originally filed on August 25, 1992)
10.4(a)	Agreement dated October 22, 1992 between Pfizer Inc, Barretts Minerals Inc. and Specialty Minerals Inc., amending Exhibits 10.3 and 10.4 (Incorporated by reference to the exhibit so designated filed with the Company’s Registration Statement on Form S-1 (Registration No. 33-59510), originally filed on March 15, 1993)

10.5	Employment Agreement, dated December 13, 2016, between the Company and Douglas T. Dietrich (Incorporated by reference to exhibit 10.1 filed with the Company’s Current Report on Form 8-K (file no. 001-11430) filed on December 16, 2016) (+)
10.5(a)	First Amendment to Employment Agreement, dated April 15, 2021, between the Company and Douglas T. Dietrich (Incorporated by reference to exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q (file no. 001-11430) for the quarter ended April 4, 2021) (+)
10.6	Form of Employment Agreement between the Company and each of Erik C. Aldag, Brett Argirakis, Michael A. Cipolla, Erin N. Cutler, Jonathan J. Hastings, Timothy J. Jordan, and D.J. Monagle, III (Incorporated by reference to exhibit 10.6 filed with the Company’s Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2016) (+)
10.7	Severance Agreement between the Company and Douglas T. Dietrich (Incorporated by reference to the exhibit 10.2 filed with the Company’s Current Report on form 8-K (file no. 001-11430) filed on December 16, 2016) (+)
10.7(a)	First Amendment to Severance Agreement between the Company and Douglas T. Dietrich (Incorporated by reference to exhibit 10.2 filed with the Company’s Quarterly Report on Form 10-Q (file no. 001-11430) for the quarter ended April 4, 2021) (+)
10.8	Form of Severance Agreement between the Company and each of Erik C. Aldag, Brett Argirakis, Michael A. Cipolla, Erin N. Cutler, Jonathan J. Hastings, Timothy J. Jordan, and D.J. Monagle, III (Incorporated by reference to exhibit 10.8 filed with the Company’s Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2016) (+)
10.9	Form of Indemnification Agreement between the Company and each of Erik C. Aldag, Brett Argirakis, Michael A. Cipolla, Erin N. Cutler, Douglas T. Dietrich, Jonathan J. Hastings, Timothy J. Jordan, D.J. Monagle III and each of the Company’s non-employee directors (Incorporated by reference to exhibit 10.1 filed with the Company’s Current Report on Form 8-K (file no. 001-11430) filed on May 8, 2009) (+)
10.10	Company Nonfunded Deferred Compensation and Unit Award Plan for Non-Employee Directors, as amended and restated effective January 1, 2008 (Incorporated by reference to exhibit 10.8 filed with the Company’s Quarterly Report on Form 10-Q (file no. 001-11430) for the quarter ended March 30, 2008) (+)
10.10(a)	First Amendment to the Company Nonfunded Deferred Compensation and Unit Award Plan for Non-Employee Directors, dated January 18, 2012 (Incorporated by reference to exhibit 10.11(a) filed with the Company’s Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2011) (+)
10.11	2015 Stock Award and Incentive Plan of the Company, as amended and restated effective March 15, 2024 (Incorporated by reference to Appendix B to the Company’s 2024 Proxy Statement (file no. 001-11430) filed on April 4, 2024) (+)
10.11(a)	Form of Stock Option Agreement (Incorporated by reference to exhibit 10.12(a) filed with the Company’s Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2019) (+)
10.11(b)	Form of Deferred Restricted Stock Unit Agreement (Incorporated by reference to exhibit 10.12(b) filed with the Company’s Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2019) (+)
10.12	Company Retirement Plan, as amended and restated, dated August 27, 2020 (Incorporated by reference to exhibit 10.13 filed with the Company’s Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2020) (+)
10.13	Company Supplemental Retirement Plan, amended and restated effective December 31, 2008 (Incorporated by reference to exhibit 10.13 filed with the Company’s Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2009) (+)
10.13(a)	First Amendment to Company Supplemental Retirement Plan, as amended and restated, dated December 22, 2014 (Incorporated by reference to exhibit 10.14(a) filed with the Company’s Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2014)(+)
10.13(b)	Second Amendment to Company Supplemental Retirement Plan, as amended and restated, dated December 20, 2019 (Incorporated by reference to exhibit 10.14(b) filed with the Company’s Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2019) (+)
10.14	Company Savings and Investment Plan, as amended and restated, dated December 21, 2012 (Incorporated by reference to exhibit 10.14 filed with the Company’s Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2012) (+)
10.14(a)	Amendment to the Company Savings and Investment Plan, as amended and restated, dated December 5, 2013 (Incorporated by reference to exhibit 10.15(a) filed with the Company’s Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2013) (+)

10.14(b)	Amendment to the Company Savings and Investment Plan, as amended and restated, dated December 5, 2013 (Incorporated by reference to exhibit 10.15(b) filed with the Company’s Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2013) (+)
10.14(c)	Third Amendment to the Company Savings and Investment Plan, as amended and restated, dated December 22, 2014 (Incorporated by reference to exhibit 10.15(c) filed with the Company’s Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2014)(+)
10.14(d)	Amendment to the Company Savings and Investment Plan, as amended and restated, dated December 31, 2015 (Incorporated by reference to exhibit 10.15(d) filed with the Company’s Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2015)(+)
10.14(e)	Amendment to the Company Savings and Investment Plan, as amended and restated, dated July 16, 2020 (Incorporated by reference to exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q (file no. 001-11430) for the quarter ended June 28, 2020)(+)
10.14(f)	Amendment to the Company Savings and Investment Plan, as amended and restated, dated December 21, 2020 (Incorporated by reference to exhibit 10.15(f) filed with the Company’s Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2020) (+)
10.14(g)	Amendment to the Company Savings and Investment Plan, as amended and restated, dated May 25, 2022 (Incorporated by reference to exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q (file no. 001-11430) for the quarter ended July 3, 2022) (+)
10.14(h)	Amendment to the Company Savings and Investment Plan, as amended and restated, dated December 15, 2022 (Incorporated by reference to exhibit 10.14(h) filed with the Company’s Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2022) (+)
10.14(i)	Amendment to the Company Savings and Investment Plan, as amended and restated, dated December 31, 2025(*) (+)
10.15	Company Supplemental Savings Plan, amended and restated effective December 31, 2008 (Incorporated by reference to exhibit 10.15 filed with the Company’s Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2009) (+)
10.15(a)	Amendment to the Company Supplemental Savings Plan, dated December 28, 2011 (Incorporated by reference to exhibit 10.16(a) filed with the Company’s Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2011)(+)
10.15(b)	First Amendment to the Company Supplemental Savings Plan, dated December 22, 2014 (Incorporated by reference to exhibit 10.16(b) filed with the Company’s Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2014)(+)
10.15(c)	Second Amendment to the Company Supplemental Savings Plan, dated December 22, 2014 (Incorporated by reference to exhibit 10.16(c) filed with the Company’s Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2014)(+)
10.15(d)	Third Amendment to the Company Supplemental Savings Plan, dated December 16, 2016 (Incorporated by reference to exhibit 10.16(d) filed with the Company’s Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2016)(+)
10.15(e)	Fourth Amendment to the Company Supplemental Savings Plan, dated December 20, 2019 (Incorporated by reference to exhibit 10.16(e) filed with the Company’s Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2019) (+)
10.16	Company Health and Welfare Plan, effective as of April 1, 2003 and amended and restated as of January 1, 2006 (Incorporated by reference to exhibit 10.14 filed with the Company’s Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2006)(+)
10.16(a)	Amendment to the Company Health and Welfare Plan, dated May 19, 2009 (Incorporated by reference to exhibit 10.16(a) filed with the Company’s Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2009) (+)
10.16(b)	First Amendment to Company Health and Welfare Plan, dated December 22, 2014 (Incorporated by reference to exhibit 10.17(b) filed with the Company’s Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2014)(+)
10.17	Company Retiree Medical Plan, effective as of January 1, 2011 (Incorporated by reference to exhibit 10.17 filed with the Company’s Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2010)(+)
10.17(a)	First Amendment to Company Retiree Medical Plan, dated December 22, 2014 (Incorporated by reference to exhibit 10.18(a) filed with the Company’s Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2014)(+)
10.17(b)	Second Amendment to Company Retiree Medical Plan, dated November 10, 2021 (Incorporated by reference to exhibit 10.18(b) filed with the Company’s Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2021) (+)
10.18	Amended and Restated Grantor Trust Agreement, dated as of April 1, 2010, by and between the Company and the Wilmington Trust Company (Incorporated by reference to exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q (file no. 001-11430) for the period ended April 4, 2010)(+)

10.18(a)	Agreement and Amendment No. 1, dated October 1, 2017, to the Amended and Restated Grantor Trust Agreement, dated as of April 1, 2010, by and between the Company and the Wilmington Trust Company (Incorporated by reference to exhibit 10.19(a) filed with the Company’s Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2017)(+)
10.19	Refinancing Facility Agreement and Incremental Facility Amendment dated as of November 26, 2024, among Minerals Technologies Inc., certain subsidiaries party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent. (Incorporated by reference to the exhibit 10.1 filed with the Company’s Current Report on Form 8-K (file no. 001-11430) filed on November 26, 2024)
19	Minerals Technologies Inc. Securities Trading Policy (Incorporated by reference to exhibit 19 filed with the Company's Annual Report on Form 10-K (file no. 001-11430) for the year ended December 31, 2024)
21.1	Subsidiaries of the Company (*)
23.1	Consent of Independent Registered Public Accounting Firm (*)
24	Power of Attorney (*)
31.1	Rule 13a-14(a)/15d-14(a) Certification executed by the Company’s principal executive officer (*)
31.2	Rule 13a-14(a)/15d-14(a) Certification executed by the Company’s principal financial officer (*)
32	Section 1350 Certification (*)
95	Information Concerning Mine Safety Violations (*)
97	Minerals Technologies Inc. Policy for Recoupment of Incentive Compensation (Incorporated by reference to exhibit 97 filed with the Company's Annual Report on Form 10-K (file no. 001-11430 for the year ended December 31, 2023)
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

February 20, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Douglas T. Dietrich	Chairman of the Board and Chief Executive Officer	February 20, 2026
Douglas T. Dietrich	(Principal Executive Officer)

/s/ Erik C. Aldag	Senior Vice President – Finance and Treasury,	February 20, 2026
Erik C. Aldag	Chief Financial Officer (Principal Financial Officer)

/s/ Michael A. Cipolla	Vice President – Controller and	February 20, 2026
Michael A. Cipolla	Chief Accounting Officer (Principal Accounting Officer)

*	Director	February 20, 2026
Joseph C. Breunig

*	Director	February 20, 2026
John J. Carmola

*	Director	February 20, 2026
Robert L. Clark

*	Director	February 20, 2026
Alison A. Deans

/s/ Douglas T. Dietrich	Chairman	February 20, 2026
Douglas T. Dietrich

*	Director	February 20, 2026
Franklin L. Feder

*	Director	February 20, 2026
Kristina M. Johnson

*	Director	February 20, 2026
Rocky Motwani

*	Director	February 20, 2026
Carolyn K. Pittman

*	Director	February 20, 2026
Marc E. Robinson

* By: /s/ Timothy J. Jordan
Timothy J. Jordan
Attorney-in-Fact

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions of dollars, except share and per share amounts)	2025	2024
ASSETS

Current assets:
Cash and cash equivalents	$329.0	$333.1
Short-term investments, at cost which approximates market	3.6	4.0
Accounts receivable	400.1	385.2
Inventories	350.2	342.1
Prepaid expenses	69.6	61.1
Other current assets	3.1	5.5
Total current assets	1,155.6	1,131.0

Property, plant, and equipment, less accumulated depreciation, and depletion	1,025.0	989.7
Goodwill	915.9	913.8
Intangible assets	208.7	218.1
Deferred income taxes	15.2	14.8
Other assets and deferred charges	148.6	126.5
Total assets	$3,469.0	$3,393.9

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term debt	$0.4	$5.1
Current maturities of long-term debt	6.3	6.5
Accounts payable	187.9	185.5
Income tax payable	7.8	27.4
Accrued compensation and related items	56.7	67.5
Other current liabilities	296.3	105.7
Total current liabilities	555.4	397.7

Long-term debt, net of unamortized discount and deferred financing costs	955.0	959.6
Deferred income taxes	90.7	130.5
Accrued pension and postretirement benefits	19.5	20.5
Other non-current liabilities	98.7	102.4
Total liabilities	1,719.3	1,610.7

Shareholders' equity:
Preferred stock, without par value; 1,000,000 shares authorized; none issued	-	-
Common stock, par value at $0.10 per share; 100,000,000 shares authorized;
Issued 50,099,919 shares in 2025 and 49,993,737 shares in 2024	5.0	5.0
Additional paid-in capital	535.1	523.9
Retained earnings	2,481.9	2,514.5
Accumulated other comprehensive loss	(340.4)	(387.1)
Less common stock held in treasury, at cost; 19,065,813 shares in 2025 and 18,098,082 shares in 2024	(968.2)	(909.3)

Total Minerals Technologies Inc. shareholders' equity	1,713.4	1,747.0
Non-controlling interests	36.3	36.2
Total shareholders' equity	1,749.7	1,783.2
Total liabilities and shareholders' equity	$3,469.0	$3,393.9

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Year Ended December 31,
(in millions of dollars, except per share data)	2025	2024	2023
Net sales	$2,072.6	$2,118.5	$2,169.9
Cost of goods sold	1,554.6	1,570.8	1,662.8

Production margin	518.0	547.7	507.1

Marketing and administrative expenses	208.0	209.2	206.0
Research and development expenses	22.9	23.0	21.2
Provision for litigation accrual and credit losses	215.0	30.0	-
Restructuring and other items	15.0	-	6.9
Impairment of assets	-	-	71.7
Acquisition-related expenses	-	-	0.3
Gain on sale of assets, net	(9.9)	(12.3)	-
Litigation expenses	19.6	11.3	29.2
Income from operations	47.4	286.5	171.8

Interest expense, net	(54.5)	(56.4)	(59.2)
Debt extinguishment expenses	-	(1.8)	-
Other non-operating deductions, net	(6.9)	(4.7)	(4.9)
Total non-operating deductions, net	(61.4)	(62.9)	(64.1)

Income (loss) before tax and equity in earnings	(14.0)	223.6	107.7
Provision for taxes on income	4.9	59.4	23.7
Equity in earnings of affiliates, net of tax	4.9	6.7	4.3

Net income (loss)	(14.0)	170.9	88.3
Less:
Net income attributable to non-controlling interests	4.4	3.8	4.2
Net income (loss) attributable to Minerals Technologies Inc. (MTI)	$(18.4)	$167.1	$84.1

Earnings (loss) per share:

Basic:
Net income (loss) attributable to Minerals Technologies Inc.	$(0.59)	$5.21	$2.59

Diluted:
Net income (loss) attributable to Minerals Technologies Inc.	$(0.59)	$5.17	$2.58

Cash dividends declared per common share	$0.45	$0.41	$0.25

Shares used in computation of earnings (loss) per share:
Basic	31.4	32.1	32.5
Diluted	31.4	32.3	32.6

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in millions of dollars)	2025	2024	2023
Net income (loss)	$(14.0)	$170.9	$88.3
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	38.5	(49.9)	(6.1)
Pension and postretirement plan adjustments	8.4	30.6	5.6
Unrealized gain (loss) on cash flow hedges	(0.4)	0.3	(3.3)
Total other comprehensive income (loss), net of tax	46.5	(19.0)	(3.8)
Total comprehensive income including non-controlling interests	32.5	151.9	84.5

Less: Net income attributable to non-controlling interests	4.4	3.8	4.2
Less: Foreign currency translation adjustments attributable to non-controlling interests	(0.2)	(1.3)	(0.9)
Comprehensive income attributable to non-controlling interests	4.2	2.5	3.3

Comprehensive income attributable to Minerals Technologies Inc.	$28.3	$149.4	$81.2

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions of dollars)	2025	2024	2023
Operating Activities:

Net income (loss)	$(14.0)	$170.9	$88.3

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	91.2	94.9	95.0
Provision for litigation accrual and credit losses	215.0	30.0	-
Loss (gain) on disposal of property, plant, and equipment	3.3	(11.8)	2.0
Deferred income taxes	(45.8)	(7.6)	(34.8)
Pension amortization and settlement loss	-	1.1	2.3
Provision for bad debts	4.1	1.4	2.8
Stock-based compensation	11.9	11.8	11.3
Impairment of assets	-	-	71.7
Reduction of right of use asset	15.7	14.4	14.1
Non-cash debt extinguishment expenses	-	1.8	-
Restructuring costs	15.0	-	6.9
Other non-cash items, net	(4.9)	(6.6)	(4.3)

Changes in operating assets and liabilities
Accounts receivable	(5.2)	5.2	1.8
Inventories	(2.0)	(26.2)	18.7
Pension plan funding	(8.6)	(11.7)	(9.9)
Accounts payable	(2.2)	2.3	(2.9)
Restructuring liabilities	(2.8)	(1.4)	(2.8)
Income taxes payable	(19.2)	5.8	6.7
Prepaid expenses and other	(57.8)	(37.9)	(33.3)
Net cash provided by operating activities	193.7	236.4	233.6

Investing Activities:
Purchases of property, plant, and equipment	(107.1)	(89.5)	(93.5)
Payments related to acquisition of business, net of cash acquired	-	(4.0)	(1.8)
Proceeds from sale of assets	6.8	12.3	0.2
Purchases of short-term investments	(14.3)	(8.6)	(17.9)
Proceeds from sale of short-term investments	15.3	8.0	20.0
Other investing activities	(23.5)	(12.7)	1.3
Net cash used in investing activities	(122.8)	(94.5)	(91.7)

Financing Activities:

Long-term debt issuance	-	575.0	-
Debt issuance costs	-	(6.7)	-
Repayment of long-term debt	(6.6)	(533.6)	(14.8)
Repayment of short-term debt	(4.8)	(80.2)	(34.5)
Purchase of common stock for treasury	(58.5)	(63.6)	(14.2)
Proceeds from issuance of stock under option plan	2.4	15.7	5.1
Tax withholding payments for stock-based compensation	(3.5)	(2.8)	(2.8)
Dividends paid to non-controlling interests	(4.1)	(1.0)	(2.4)
Cash dividends paid	(14.2)	(13.2)	(8.1)
Net cash used in financing activities	(89.3)	(110.4)	(71.7)

Effect of exchange rate changes on cash and cash equivalents	14.3	(15.6)	(0.2)

Net increase (decrease) in cash and cash equivalents	(4.1)	15.9	70.0
Cash and cash equivalents at beginning of period	333.1	317.2	247.2
Cash and cash equivalents at end of period	$329.0	$333.1	$317.2

Supplemental disclosure of cash flow information:
Non-cash investing and financing activities
Property, plant, and equipment additions related to asset retirement obligations	$-	$7.0	$-
Treasury stock purchases settled after period end	$0.1	$0.1	$0.6
Excise tax charged to equity not paid	$0.1	$0.4	$-

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Equity Attributable to MTI
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury	Non-controlling
(in millions of dollars)	Stock	Capital	Earnings	Income (Loss)	Stock	Interests	Total
Balance as of December 31, 2022	$4.9	$487.6	$2,284.6	$(366.5)	$(831.1)	$33.7	$1,613.2

Net income	-	-	84.1	-	-	4.2	88.3
Other comprehensive loss	-	-	-	(2.9)	-	(0.9)	(3.8)
Dividends declared	-	-	(8.1)	-	-	-	(8.1)
Dividends paid to non-controlling interests	-	-	-	-	-	(2.3)	(2.3)
Issuance of shares pursuant to employee stock compensation plans	-	5.1	-	-	-	-	5.1
Purchase of common stock for treasury	-	-	-	-	(14.2)	-	(14.2)
Stock-based compensation	-	11.3	-	-	-	-	11.3
Conversion of RSU's for tax withholding	-	(2.8)	-	-	-	-	(2.8)
Balance as of December 31, 2023	$4.9	$501.2	$2,360.6	$(369.4)	$(845.3)	$34.7	$1,686.7

Net income	-	-	167.1	-	-	3.8	170.9
Other comprehensive loss	-	-	-	(17.7)	-	(1.3)	(19.0)
Dividends declared	-	-	(13.2)	-	-	-	(13.2)
Dividends paid to non-controlling interests	-	-	-	-	-	(1.0)	(1.0)
Issuance of shares pursuant to employee stock compensation plans	0.1	15.7	-	-	-	-	15.8
Purchase of common stock for treasury	-	-	-	-	(64.0)	-	(64.0)
Stock-based compensation	-	11.8	-	-	-	-	11.8
Conversion of RSU's for tax withholding	-	(4.8)	-	-	-	-	(4.8)
Balance as of December 31, 2024	$5.0	$523.9	$2,514.5	$(387.1)	$(909.3)	$36.2	$1,783.2

Net income (loss)	-	-	(18.4)	-	-	4.4	(14.0)
Other comprehensive income (loss)	-	-	-	46.7	-	(0.2)	46.5
Dividends declared	-	-	(14.2)	-	-	-	(14.2)
Dividends paid to non-controlling interests	-	-	-	-	-	(4.1)	(4.1)
Issuance of shares pursuant to employee stock compensation plans	-	2.4	-	-	-	-	2.4
Purchase of common stock for treasury	-	-	-	-	(58.9)	-	(58.9)
Stock-based compensation	-	11.9	-	-	-	-	11.9
Conversion of RSU's for tax withholding	-	(3.1)	-	-	-	-	(3.1)
Balance as of December 31, 2025	$5.0	$535.1	$2,481.9	$(340.4)	$(968.2)	$36.3	$1,749.7

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Business

Minerals Technologies Inc. (together with its subsidiaries, the “Company,” “MTI,” “we,” “us,” or “our”) is a global, technology-driven specialty minerals company that develops, produces, and markets a wide range of minerals and mineral-based products and services. We utilize global mineral reserves with our core technologies and applications to deliver innovative solutions for products that are part of everyday life. We serve customers in consumer and industrial markets worldwide.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company, its wholly and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The Company employs accounting policies that are in accordance with U.S. generally accepted accounting principles and require management to make estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported period. Significant estimates include those related to valuation of long-lived assets, goodwill, and other intangible assets, certain pension plan assumptions, valuation of deferred income tax assets, and litigation and environmental liabilities. Actual results could differ from those estimates.

Cash Equivalents and Short-term Investments

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Short-term investments consist of financial instruments, mainly bank deposits, with original maturities beyond three months, but less than twelve months. Short-term investments amounted to $3.6 million and $4.0 million at December 31, 2025 and 2024, respectively. There were no unrealized holding gains or losses on the short-term bank investments held at December 31, 2025.

Trade Accounts Receivable

Trade accounts receivables are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience and specific allowances for bankrupt customers. The Company also analyzes the collection history and financial condition of its other customers, considering current industry conditions and determines whether an allowance needs to be established. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days based on payment terms are reviewed individually for collectability. Allowance for doubtful accounts was $16.7 million and $17.1 million at December 31, 2025 and 2024, respectively. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

Allowance for Credit Losses

The allowance for credit losses (ACL) is management's estimate of the current expected credit losses at the balance sheet date. Our credit exposure includes an unfunded loan commitment. For this exposure, we recognized an ACL associated with the unfunded amount, which is reported as a liability in accrued expenses and other current liabilities on our Consolidated Balance Sheets.

Legal Contingencies

              The Company is party to a number of lawsuits arising in the normal course of our business. The Company and certain of the Company's subsidiaries are among numerous defendants in a number of cases seeking damages for alleged exposure to asbestos-contaminated talc products sold by the Company's subsidiary BMI Oldco Inc. The Company records accruals for loss contingencies associated with legal matters, including talc-related litigation and the Chapter 11 Cases, when it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated. See Note 17 to the Consolidated Financial Statements included in this report for more information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

Inventories

We carry inventories consisting of finished goods, work-in-process, raw materials, and supplies.

Inventories are stated at the lower of cost or net realizable value and are presented net of applicable reserves on our Consolidated Balance Sheets. Cost is determined by using the first-in, first-out (FIFO) method. We regularly review our inventories for impairment and reserves are established when necessary.

Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost. Significant improvements are capitalized, while maintenance and repair expenditures are charged to operations as incurred. The Company capitalizes interest cost as a component of construction in progress. The straight-line method of depreciation is used for substantially all the assets for financial reporting purposes, except for mining related equipment - which uses the units-of-production method. The annual rates of depreciation are 3% - 6.67% for buildings, 6.67% - 12.5% for machinery and equipment, 8% - 12.5% for furniture and fixtures, and 12.5% - 25% for computer equipment and software-related assets. The estimated useful lives of our PCC production facilities and machinery and equipment pertaining to our natural stone mining and processing plants and our chemical plants are 15 years.

Property, plant, and equipment are depreciated over their useful lives. Useful lives are based on management’s estimates of the period that the assets can generate revenue, which does not necessarily coincide with the remaining term of a customer’s contractual obligation to purchase products made using those assets. The Company’s sales of PCC are predominantly pursuant to long-term evergreen contracts, initially ten to fifteen years in length, with paper mills at which the Company operates satellite PCC plants. The terms of many of these agreements have been extended, often in connection with an expansion of the satellite PCC plant. Failure of a PCC customer to renew an agreement or continue to purchase PCC from a Company facility could result in an impairment of assets charge or accelerated depreciation at such facility.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill is not amortized but instead assessed for impairment. Intangible assets with estimable useful lives are amortized on a straight-line basis over their respective estimated lives to the estimated residual values and reviewed for impairment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

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

Investment in Joint Ventures

The Company uses the equity method of accounting to record the results of its investments in companies in which it has significant influence but does not control, and cost method of accounting in companies in which it cannot exercise significant control. The Company records the equity in earnings of its investments in joint ventures on a one-month lag. At December 31, 2025 and 2024, the book value of the Company’s equity method investments was $24.7 million and $23.4 million, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

In most of our PCC contracts, the price per ton is based upon the total number of tons sold to the customer during the year. Under those contracts, the price billed to the customer for shipments during the year is based on periodic estimates of the total annual volume that will be sold to the customer. Revenues are adjusted at the end of each year to reflect the actual volume sold. There were no significant revenue adjustments in the fourth quarter of 2025 and 2024, respectively. We have consignment arrangements with certain customers in our Engineered Solutions segment. Revenues for these transactions are recorded when the consigned products are consumed by the customer.

Foreign Currency

The assets and liabilities of the Company’s international subsidiaries are translated into U.S. dollars using exchange rates at the respective balance sheet date. The resulting translation adjustments are recorded in accumulated other comprehensive income (loss) in shareholders’ equity. Income statement items are generally translated at monthly average exchange rates prevailing during the period. International subsidiaries operating in highly inflationary economies translate non-monetary assets at historical rates, while net monetary assets are translated at current rates, with the resulting translation adjustments included in net income. At December 31, 2025, the Company had no international subsidiaries operating in highly inflationary economies, with the exception of its subsidiaries in Turkey.

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

The accompanying consolidated financial statements do not include a provision for foreign withholding taxes on international subsidiaries’ unremitted earnings, which are expected to be permanently reinvested overseas.

Research and Development

Research and development costs are expensed as incurred.

Accounting for Stock-Based Compensation

The Company recognizes compensation expense for share-based awards based upon the grant date fair value over the vesting period.

Pension and Postretirement Benefits

The Company has defined benefit pension plans covering the majority of its eligible employees. The benefits are generally based on years of service and an employee’s modified career earnings.

The Company also provides postretirement healthcare benefits for the majority of its retirees and employees in the United States. The Company measures the costs of its obligation based on its best estimate. The net periodic costs are recognized as employees render the services necessary to earn the postretirement benefits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

Environmental

Expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and which do not contribute to current or future revenue generation are expensed. Liabilities are recorded when it is probable the Company will be obligated to pay amounts for environmental site evaluation, remediation, or related costs, and such amounts can be reasonably estimated.

Earnings (Loss) Per Share

Basic earnings (loss) per share have been computed based upon the weighted average number of common shares outstanding during the period.

Diluted earnings (loss) per share have been computed based upon the weighted average number of common shares outstanding during the period, assuming the issuance of common shares for all potentially dilutive common shares outstanding.

Reclassifications

              Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the consolidated financial statements for the year ended December 31, 2024.

Subsequent Events

The Company has evaluated for subsequent events through the date of issuance of its consolidated financial statements.

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

Adoption of Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” that requires entities to disclose additional information about federal, state, and foreign income taxes primarily related to the income tax rate reconciliation and income taxes paid. The new standard also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. The new standard is effective for interim and annual periods beginning on or after December 15, 2024. The Company adopted this guidance on January 1, 2025, on a prospective basis and updated the disclosures contained in Note 8. This guidance did not impact the Company’s Consolidated Financial Statements but resulted in the disaggregation of the Company's tax footnote disclosures.

Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40):  Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40):  Disaggregation of Income Statement Expenses,” that requires entities to disclose additional information in the notes to the financial statements about prescribed categories underlying any relevant income statement expense caption. The new standard is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. The adoption of this standard is not expected to have a material impact on the Company’s Consolidated Financial Statements but will result in disaggregation of the Company's income statement expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

Note 2.  Leases

The Company determines if an arrangement is a lease at inception. The Company has operating leases for premises, equipment, railcars and automobiles. Our leases have remaining lease terms of 1 year to 45 years, some of which may include options to extend the leases further. The Company considers these options in determining the lease term used to establish the right-of-use assets and lease liabilities. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based upon the information available at commencement date, in determining the present value of lease payments.

Leases with an initial term of 12 months or less are not recorded on the balance sheet. We recognize lease expense for these leases on a straight-line basis over the lease term. Certain lease agreements contain both lease and non-lease components. We account for lease components together with non-lease components.

Operating lease cost was $18.8 million, $17.3 million, and $16.8 million for the years ended December 31, 2025, 2024, and 2023, respectively. The components of lease costs are as follows:

	December 31,
(in millions of dollars)	2025	2024	2023
Operating lease cost	$18.8	$17.3	$16.7
Short-term lease cost	-	-	0.1
Total lease cost	$18.8	$17.3	$16.8

Supplemental cash flow information and non-cash activity related to our leases are as follows:

(in millions of dollars)	December 31,
Operating cash flows information:	2025
Cash paid for amounts included in the measurement of lease liabilities	$20.0
Non-cash activity:
Right-of-use assets obtained in the exchange for operating lease liabilities	$13.2

Weighted average remaining lease term and weighted average discount rates related to the Company’s leases were as follows:

Weighted-average remaining operating lease term (in years)	4.88
Weighted-average operating leases discount rate	6.1%

The following table summarizes the Company’s outstanding lease assets and liabilities and their classification on the Consolidated Balance Sheets:

		December 31,
(in millions of dollars)	Balance Sheet Classification	2025	2024
Right-of-use asset	Other assets and deferred charges	$45.2	$46.9
Lease liability - current	Other current liabilities	16.5	14.5
Lease liability - non-current	Other non-current liabilities	33.8	38.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

Future minimum lease payments under the Company’s leases as of December 31, 2025, were as follows:

December 31,
(in millions of dollars)	2025
2026	$19.0
2027	14.1
2028	10.8
2029	4.9
2030	3.4
Thereafter	6.0
Total undiscounted lease payments	58.2
Less: imputed interest	(7.9)
Present Value of Lease Liability	$50.3

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

The following table disaggregates our revenue by major source (product line) for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
(in millions of dollars)	2025	2024	2023
Net Sales
Household & Personal Care	$512.8	$530.0	$517.6
Specialty Additives	584.9	610.2	642.6
Consumer & Specialties Segment	1,097.7	1,140.2	1,160.2

High-Temperature Technologies	704.7	713.2	720.9
Environmental & Infrastructure	270.2	265.1	288.8
Engineered Solutions Segment	974.9	978.3	1,009.7

Total net sales	$2,072.6	$2,118.5	$2,169.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

Note 4.  Acquisitions

Concept Pet Heimtierprodukte GmbH

On April 29, 2022, the Company completed the acquisition of Concept Pet Heimtierprodukte GmbH (“Concept Pet”), a European supplier of pet litter products. The purchase of Concept Pet supports the expansion of our European pet care business, as well as providing additional mineral reserves. The purchase price was $28.0 million and the acquisition was financed through cash on hand. The fair value of the total consideration transferred, net of cash acquired, was $22.4 million. In the second quarter of 2023, an additional $1.8 million of hold back consideration was paid. In the second quarter of 2024, an additional $4.0 million was paid representing the final holdback consideration. The results of Concept Pet are included within our Household & Personal Care product line in our Consumer & Specialties segment. The acquisition has been accounted for using the acquisition method of accounting, which requires, among other things, that we recognize the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. The Company recorded goodwill of $9.3 million and intangible assets of $4.3 million relating to this acquisition.

The Company incurred no acquisition-related transaction and integration costs during 2025 and 2024 and recorded $0.3 million of acquisition-related costs during 2023, which are reflected within the acquisition-related expenses line of the Consolidated Statements of Income (Loss).

Note 5.  Restructuring and Other Items

In 2025, the Company initiated a cost savings program, primarily through workforce reductions and recorded a charge of $5.5 million for severance and other related costs associated with this program. Additionally, the Company recorded $9.5 million of restructuring and other items for the write-down of assets and other charges relating to the consolidation and shutdown of facilities.

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

The following table outlines the amount of restructuring charges recorded within the Consolidated Statements of Income (Loss) and the segments they relate to:

	Year Ended December 31, 2025
(in millions of dollars)	2025	2024	2023
Asset Write-Downs
Consumer & Specialties	$3.0	$-	$71.7
Engineered Solutions	1.7	-	-
Total asset write-down charges	$4.7	$-	$71.7

Severance and other employee costs
Consumer & Specialties	$6.5	$-	$0.9
Engineered Solutions	1.6	-	3.2
Corporate	2.2	-	2.8
Total severance and other employee costs	$10.3	$-	$6.9

Total restructuring and other items	$15.0	$-	$78.6

At December 31, 2025 and 2024, the Company had $4.9 million and $2.4 million, respectively, included within other current liabilities within our Consolidated Balance Sheets for cash expenditures needed to satisfy remaining obligations under these reorganization initiatives. The Company expects to pay these remaining restructuring obligations within the next twelve months.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

The following table is a reconciliation of our restructuring liability balance as of December 31, 2025 and 2024:

	December 31,
(in millions of dollars)	2025	2024
Restructuring liability, beginning of period	$2.4	$3.8
Additional provisions	5.5	-
Cash payments and other	(3.0)	(1.4)
Restructuring liability, end of period	$4.9	$2.4

Note 6.  Stock-Based Compensation

The Company’s 2015 Stock Award and Incentive Plan provides for grants of incentive and non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, stock awards, and performance unit awards (the 2015 Stock Award and Incentive Plan, as amended, referred to herein as the “Plan” and together with its predecessor for awards granted prior to May 2015, the 2001 Stock Award and Incentive Plan, as amended and restated, the “Plans”). At the Company's 2024 Annual Meeting of Stockholders, the Company's stockholders ratified the adoption of an amendment and restatement of the Plan, which increased the number of shares available for issuance pursuant to the Plan by 889,000 shares and removed certain individual award limits in light of recent tax law changes. The Plans are administered by the Compensation Committee of the Board of Directors. Stock options granted under the Plans generally have a ten year term. The exercise price for stock options are at prices at or above the fair market value of the common stock on the date of the grant, and each award of stock options will vest ratably over a specified period, generally three years.

Stock-based compensation expense is recognized in the consolidated financial statements for stock options based on the grant date fair value.

Net income for the years ended 2025, 2024, and 2023 include $5.2 million, $5.4 million, and $5.2 million pre-tax compensation costs, respectively, related to stock option expense as a component of marketing and administrative expenses. All stock option expense is recognized in the Consolidated Statements of Income (Loss). The related tax benefit included in the Consolidated Statements of Income (Loss) on the non-qualified stock options was $1.4 million, for all periods ended 2025, 2024, and 2023, respectively.

Stock Options

The fair value of options granted is estimated on the date of grant using the Black-Scholes valuation model. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations. The forfeiture rate assumption used for the periods ended December 31, 2025, 2024, and 2023 was 7.43%, 7.69%, and 7.91%, respectively.

The weighted average grant date fair value for stock options granted during the years ended December 31, 2025, 2024, and 2023 was $29.74, $25.33, and $25.11, respectively. The weighted average grant date fair value for stock options vested during 2025, 2024, and 2023 was $24.90, $23.75, and $21.56, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2025, 2024, and 2023 was $1.1 million, $7.0 million, and $1.0 million, respectively.

The fair value for stock awards was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
Expected life (in years)	6.5	6.5	6.4
Interest rate	4.42%	4.06%	3.51%
Volatility	31.78%	31.93%	32.05%
Expected dividend yield	0.57%	0.61%	0.30%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

The following table summarizes stock option activity for the year ended December 31, 2025:

		Weighted Average	Weighted Average
		Exercise	Remaining	Aggregate Intrinsic
	Awards	Price Per Share	Contractual Life (Years)	Value (Millions)
Awards outstanding at December 31, 2024	1,425,636	$65.06
Granted	174,874	76.75
Exercised	(56,110)	42.40
Canceled	(28,015)	70.06
Expired	-	-
Awards outstanding at December 31, 2025	1,516,385	$67.16	5.48	$1.7
Awards exercisable at December 31, 2025	1,149,623	$65.88	4.57	$1.7

The aggregate intrinsic value above is calculated before applicable income taxes, based on the Company’s closing stock price of $60.95 as of the last business day of the period ended December 31, 2025, had all options been exercised on that date. The weighted average intrinsic value of the options exercised during 2025, 2024, and 2023 was $19.74, $24.85, and $7.78 per share, respectively. As of December 31, 2025, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $4.7 million, which is expected to be recognized over a weighted average period of approximately three years.

The Company issues new shares of common stock upon the exercise of stock options.

Non-vested stock option activity for the year ended December 31, 2025, is as follows:

		Weighted Average
		Grant Date Fair
	Awards	Value Per Share
Nonvested awards outstanding at December 31, 2024	428,230	$66.96
Granted	174,874	76.75
Vested	(208,327)	67.46
Canceled	(28,015)	70.06
Nonvested awards outstanding at December 31, 2025	366,762	$71.16

Deferred Restricted Stock Units

The Company has granted key employees units consisting of rights to receive shares of the Company’s common stock pursuant to the Plans. The rights will be deferred for a specified number of years of service, subject to restrictions on transfer and other conditions. Compensation expense for these shares is recognized over the vesting period. The Company granted units consisting of rights to receive 93,749 shares, 103,169 shares, and 102,843 shares during the periods ended December 31, 2025, 2024, and 2023, respectively. The fair value was determined based on the market value of unrestricted shares. As of December 31, 2025, there was unrecognized stock-based compensation related to deferred restricted stock units of $7.3 million, which will be recognized over approximately the next three years. The compensation expense amortized with respect to all units was approximately $6.6 million, $6.5 million, and $6.0 million for the periods ended December 31, 2025, 2024, and 2023, respectively. In addition, the Company recorded reversals of $3.1 million, $2.8 million, and $2.7 million for periods ended December 31, 2025, 2024, and 2023, respectively, related mostly to the conversion of units for tax withholding purposes. Such costs and reversals are included in marketing and administrative expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

The following table summarizes the deferred restricted stock unit activity for the Plan:

		Weighted Average
		Grant Date Fair
	Awards	Value Per Share
Unvested balance at December 31, 2024	198,794	$66.94
Granted	93,749	76.55
Vested	(50,146)	67.38
Canceled	(52,897)	67.40
Unvested balance at December 31, 2025	189,500	$71.45

Note 7.  Earnings (Loss) Per Share (EPS)

	Year Ended December 31,
(in millions of dollars, except per share data)	2025	2024	2023

Net income (loss) attributable to Minerals Technologies Inc.	$(18.4)	$167.1	$84.1

Weighted average shares outstanding	31.4	32.1	32.5
Dilutive effect of stock options and deferred restricted stock units	-	0.2	0.1
Weighted average shares outstanding, adjusted	31.4	32.3	32.6

Basic earnings (loss) per share attributable to MTI	$(0.59)	$5.21	$2.59

Diluted earnings (loss) per share attributable to MTI	$(0.59)	$5.17	$2.58

Of the options outstanding of 1,516,385, 1,425,636, and 1,514,462 for the years ended December 31, 2025, 2024, and 2023, respectively, options to purchase 1,188,948 shares, 194,412 shares, and 917,177 shares of common stock for the years ended December 31, 2025, 2024, and 2023, respectively, were not included in the computation of diluted earnings (loss) per share because they were anti-dilutive, as the exercise prices of the options were greater than the average market price of the common shares. Due to our net loss for the year ended December 31, 2025, all options to purchase shares were anti-dilutive and were excluded.

Note 8.  Income Taxes

Income (loss) from operations before provision for taxes by domestic and foreign source is as follows:

	Year Ended December 31,
(in millions of dollars)	2025	2024	2023
Income (loss) from operations before income taxes and income from affiliates and joint ventures:
Domestic	$(172.4)	$40.7	$(38.9)
Foreign	158.4	182.9	146.6
	$(14.0)	$223.6	$107.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

Upon adoption of ASU 2023-09, "Improvements to Income Tax Disclosures" (see Note 1), the provision (benefit) for taxes on income consists of the following:

Year Ended
December 31,
(in millions of dollars)	2025
Current Tax Expense (Benefit)
U.S. Federal	$5.8
U.S. State and local	3.6
Foreign	41.3
Total current tax expense (benefit)	50.7

Deferred Tax Expense (Benefit)
U.S. Federal	(32.9)
U.S. State and local	(8.7)
Foreign	(4.2)
Total deferred tax expense (benefit)	(45.8)

Total Income Tax Expense (Benefit)
U.S. Federal	(27.1)
U.S. State and local	(5.1)
Foreign	37.1
Total income tax expense (benefit)	$4.9

The provision (benefit) for taxes on income prior to adoption of ASU 2023-09 consists of the following:

(in millions of dollars)	Year Ended December 31,
Domestic	2024	2023
Taxes currently payable
Federal	$20.0	$9.5
State and local	2.8	6.7
Deferred income taxes	(12.3)	(31.5)
Domestic tax provision (benefit)	10.5	(15.3)

Foreign
Taxes currently payable	44.2	42.2
Deferred income taxes	4.7	(3.2)
Foreign tax provision	48.9	39.0
Total tax provision	$59.4	$23.7

The provision (benefit) for taxes on income shown in the previous table is classified based on the location of the taxing authority, regardless of the location in which the taxable income is generated.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

             Upon adoption of ASU 2023-09, "Improvements to Income Tax Disclosures" (see Note 1), the reconciliation of taxes at the U.S. federal statutory tax rate to our provision for taxes for the year ended December 31, 2025, is as follows:

	Year Ended December 31,
	2025
	Amount (in millions)	Effective Tax Rate %
Net income (loss) before tax and equity in earnings	$(14.0)
U.S. federal statutory tax rate	(2.9)	21.0%
State and local income taxes, net of federal income tax effect	(3.0)	21.8%
Foreign tax effects
Brazil
Effects of rates different than statutory	2.2	(16.1)%
Other adjustments	(0.1)	0.6%
China	2.7	(19.5)%
Other foreign jurisdictions	0.8	(5.9)%
Effect of cross-border tax laws
Global Intangible Low-Tax Income (GILTI)	3.6	(25.4)%
Foreign Derived Intangible Income (FDII)	(0.8)	5.5%
Other adjustments	0.3	(2.5)%
Tax credits	(0.1)	0.7%
Nontaxable or nondeductible items
Debtor-In-Possession Credit Agreement	10.5	(75.2)%
Depletion	(8.4)	60.1%
Section 162(m)	1.5	(10.7)%
Previously taxed income - Foreign exchange loss	(3.0)	21.3%
Other permanent differences	1.6	(11.1)%
Changes in unrecognized tax benefits	(0.1)	1.0%
Other adjustments	0.1	(0.6)%
Consolidated effective tax rate	$4.9	(35.0)%

The majority of the state and local taxes are comprised of the following states:  MN, CA, NY, SC, IL, IN, TN, and PA.

The major elements contributing to the difference between the U.S. federal statutory tax rate and the consolidated effective tax rate for the years ended December 31, 2024 and 2023 in accordance with the guidance prior to adoption of ASU 2023-09 are as follows:

	Year Ended December 31,
	2024	2023
U.S. statutory rate	21.0%	21.0%

Depletion	(4.4)%	(10.3)%
Difference between tax provided on foreign earnings and the U.S. statutory rate	4.7%	7.7%
GILTI	0.1%	1.0%
FDII	(1.0)%	(2.5)%
State and local taxes, net of federal tax benefit	1.4%	(0.1)%
Tax credits	(0.7)%	(0.6)%
Bankruptcy Funding	3.1%	0.0%
Impact of uncertain tax positions	(0.3)%	0.2%
Impact of officer's non-deductible compensation	1.1%	1.9%
Foreign Withholding tax	0.8%	2.0%
Other	0.8%	1.7%
Consolidated effective tax rate	26.6%	22.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

            The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
(in millions of dollars)	2025	2024
Deferred tax assets attributable to:
Accrued liabilities	$62.3	$31.4
Net operating loss carry forwards	17.6	23.2
Pension and postretirement benefits costs	-	2.9
Interest	17.0	16.2
Research and development capitalization	12.6	11.0
Valuation allowance	(15.1)	(20.6)
Other	10.8	13.3
Total deferred tax assets	105.2	77.4
Deferred tax liabilities attributable to:
Plant and equipment, principally due to differences in depreciation	124.8	138.0
Intangible assets	45.9	49.5
Pension and postretirement benefits costs	1.6	-
Other	8.4	5.6
Total deferred tax liabilities	180.7	193.1
Net deferred tax liability	$(75.5)	$(115.7)

Net deferred tax assets and net deferred tax liabilities are classified as follows:

	December 31,
(in millions of dollars)	2025	2024
Net deferred tax asset, long-term	$15.2	$14.8
Net deferred tax liability, long-term	90.7	130.5
Net deferred tax liability, long-term	$(75.5)	$(115.7)

The Company has $17.6 million of deferred tax assets arising from tax loss carry forwards which will be realized through future operations. Carry forwards of approximately $12.2 million expire over the next 20 years, and $5.4 million can be utilized over an indefinite period.

On December 31, 2025, the Company had $1.8 million of total unrecognized tax benefits. Included in this amount were a total of $1.2 million of unrecognized income tax benefits that, if recognized, would affect the Company’s effective tax rate.

The following table summarizes the activity related to our unrecognized tax benefits:

	December 31,
(in millions of dollars)	2025	2024
Balance at beginning of the year	$1.9	$2.8
Increases related to current year positions	0.5	0.5
Decreases related to audit settlements and statute expirations	(0.6)	(1.4)
Balance at the end of the year	$1.8	$1.9

The Company’s accounting policy is to recognize interest and penalties accrued, relating to unrecognized income tax benefits as part of its provision for income taxes. The Company had a total accrued balance of $0.4 million for interest and penalties for the year ended December 31, 2025. The Company believes that its accrued liabilities are sufficient to cover its U.S. and foreign tax contingencies.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

Upon adoption of ASU 2023-09, Improvements to Income Tax Disclosures (see Note 1), cash paid for income taxes, net of refunds during the year ended December 31, 2025, were as follows:

December 31,
(in millions of dollars)	2025
U.S. - Federal	$18.0
U.S. - State	3.2
Foreign
Brazil	6.7
Canada	3.9
China	12.3
Turkey	8.6
All other countries	16.1
Total income taxes paid, net	$68.8

The Company had approximately $516.3 million of foreign subsidiaries’ undistributed earnings as of December 31, 2025. We intend to continue to permanently reinvest these earnings overseas for the foreseeable future and while U.S. federal tax expense has been recognized as a result of recent U.S. tax code changes, no deferred tax liabilities with respect to foreign withholding taxes or state taxes have been recognized.

                On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the U.S. It contains a broad range of tax reform provisions affecting businesses. The Company evaluated the full effects of the legislation on our annual effective tax rate and cash tax position, and it did not have a material impact on its Consolidated Financial Statements.

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

Note 9.  Inventories

The following is a summary of inventories by major category:

	December 31,
(in millions of dollars)	2025	2024
Raw materials	$160.6	$167.7
Work-in-process	13.3	12.3
Finished goods	117.3	106.7
Packaging and supplies	59.0	55.4
Total inventories	$350.2	$342.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

Note 10.  Property, Plant, and Equipment

The major categories of property, plant, and equipment and accumulated depreciation and depletion are presented below:

	December 31,
(in millions of dollars)	2025	2024
Mineral rights and reserves	$560.9	$560.0
Land	48.9	43.0
Buildings	211.9	202.0
Machinery and equipment	1,272.9	1,236.4
Furniture and fixtures and other	155.2	144.5
Construction in progress	59.1	50.7
	2,308.9	2,236.6
Less: accumulated depreciation and depletion	(1,283.9)	(1,246.9)
Property, plant and equipment, net	$1,025.0	$989.7

For the years ended December 31, 2025 and 2024, the Company recorded a net gain of $5.6 million and $12.3 million, respectively for the sale of refractories manufacturing assets in China. In addition, for the year ended December 31, 2025, the Company recorded a net gain of $4.3 million related to the sale of our chromite mine in South Africa.

For the year ended December 31, 2025, the Company recorded a $4.7 million charge in restructuring and other items for the write-down of assets relating to the consolidation and shutdown of facilities.

Depreciation and depletion expense for the years ended December 31, 2025, 2024, and 2023 was $75.2 million, $79.5 million, and $79.4 million, respectively.

Note 11.  Goodwill and Other Intangible Assets

Goodwill and other intangible assets with indefinite lives are not amortized, but instead are assessed for impairment, at least annually. The carrying amount of goodwill was $915.9 million and $913.8 million as of December 31, 2025 and December 31, 2024, respectively. The net change in goodwill since December 31, 2025 was attributable to the effects of foreign exchange.

The balance of goodwill by reporting unit and the activity occurring in the past two fiscal years is as follows:

	Consumer &	Engineered
(in millions of dollars)	Specialties	Solutions	Consolidated
Balance at December 31, 2023	$345.2	$568.4	$913.6

Change in goodwill relating to:
Foreign exchange translation	0.5	(0.3)	0.2
Total Changes	$0.5	$(0.3)	$0.2

Balance at December 31, 2024	$345.7	$568.1	$913.8

Change in goodwill relating to:
Foreign exchange translation	1.5	0.6	2.1
Total Changes	$1.5	$0.6	$2.1

Balance at December 31, 2025	$347.2	$568.7	$915.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

Acquired intangible assets subject to amortization as of December 31, 2025 and December 31, 2024 were as follows:

		December 31, 2025		December 31, 2024
		(in millions of dollars)		(in millions of dollars)
	Weighted Average	Gross		Gross
	Useful Life	Carrying	Accumulated	Carrying	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization
Tradenames	34	$221.4	$67.6	$221.5	$63.0
Technology	20	18.8	15.5	18.8	15.1
Patents and trademarks	19	6.4	6.4	6.4	6.4
Customer relationships	21	80.4	28.8	77.5	21.6
	29	$327.0	$118.3	$324.2	$106.1

The weighted average amortization period of the acquired intangible assets subject to amortization is approximately 29 years. Amortization expense was approximately $11.4 million, $12.1 million, and $12.7 million for the years ended December 31, 2025, 2024, and 2023, respectively and is recorded within the marketing and administrative expenses line within the Consolidated Statements of Income (Loss). The estimated amortization expense is as follows: 2026 - $11.5 million; 2027 - $11.5 million; 2028 - $11.5 million; 2029 - $11.5 million; 2030 - $11.5 million; and $151.2 million thereafter.

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

The Company utilizes interest rate swaps to limit exposure to market fluctuations on floating-rate debt. In the second quarter of 2023, the Company entered into a floating to fixed interest rate swap for a notional amount of $150 million. The fair value of this swap is a liability of $0.2 million at December 31, 2025, and is recorded in other current liabilities on the Consolidated Balance Sheets. This interest rate swap is designated as a cash flow hedge. As a result, the gains and losses associated with this interest rate swap are recorded in accumulated other comprehensive income (loss).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

Other

The Company is exposed to potential gains or losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies. The Company is particularly sensitive to currency exchange rate fluctuations for the following currencies: British pound sterling (GBP), Chinese renminbi (CNY), Euro, Malaysian ringgit (MYR), Polish zloty (PLN), South African Rand (ZAR), Thai baht (THB), and Turkish lira (TRY). When considered appropriate, the Company enters into foreign exchange derivative contracts to mitigate the risk of fluctuations on these exposures. The Company does not designate these contracts for hedge accounting treatment and the changes in fair value of these contracts are recorded in earnings. The Company recorded gains (losses) of $0.4 million, $(0.1) million, and $(0.1) million in other non-operating income (deductions), net within the Consolidated Statements of Income (Loss) for the years ended 2025, 2024, and 2023, respectively. There were no open contracts at December 31, 2025 and December 31, 2024.

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
  Income approach – techniques to convert future amounts to a single present amount based on market expectations, including present value techniques, option-pricing, and other models.

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

(in millions of dollars)		Fair Value Measurements Using
	Asset /	Quoted Prices in	Significant	Significant
	(Liability)	Active Markets for	Other Observable	Unobservable
	Balance at	Identical Assets	Inputs	Inputs
Description	December 31, 2025	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan assets	$13.9	$-	$13.9	$-

Supplementary pension plan assets	40.1	-	40.1	-

Interest rate swap	(0.2)	-	(0.2)	-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

		Fair Value Measurements Using
	Asset /	Quoted Prices in	Significant	Significant
	(Liability)	Active Markets for	Other Observable	Unobservable
	Balance at	Identical Assets	Inputs	Inputs
Description	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Deferred compensation plan assets	$13.6	$-	$13.6	$-

Supplementary pension plan assets	19.4	-	19.4	-

Interest rate swap	0.3	-	0.3	-

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

The Company does not have any financial assets or liabilities measured at fair value on a recurring basis categorized as Level 3, except for pension assets discussed in Note 16, and there were no transfers in or out of Level 3 during the year ended December 31, 2025 and 2024. There were also no changes to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis.

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

Forward exchange contracts: The fair value of forward exchange contracts (used for hedging purposes) is based on information derived from active markets. If appropriate, the Company would enter into forward exchange contracts to mitigate the impact of foreign exchange rate movements on the Company’s operating results. It does not engage in speculation. Such foreign exchange contracts would offset losses and gains on the assets, liabilities, and transactions being hedged.

Credit risk: The Company provides credit to customers in the ordinary course of business. The Company’s customer base is diverse and includes customers located throughout the world. Credit risk results from the possibility that a loss may occur from the failure of another party to perform according to the terms of the contracts. The Company regularly monitors its credit risk exposures and takes steps to mitigate the likelihood of these exposures resulting in an actual loss. In the second quarter of 2024, the Company entered into a Debtor-in-Possession Credit Agreement with Oldco (the "DIP Credit Agreement") and recorded a provision for credit losses of $30.0 million for the maximum principal amount under such Credit Agreement. In the second quarter of 2025, the Company agreed to amend the DIP Credit Agreement to increase the maximum principal amount under such Credit agreement by $30.0 million. See Note 17 for further information. The Company’s extension of credit is based on an evaluation of the customer’s financial condition and collateral is generally not required.

The Company’s bad debt expense for the years ended December 31, 2025, 2024, and 2023 was $4.1 million, $1.4 million, and $2.8 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

Note 15.  Long-Term Debt and Commitments

The following is a summary of long-term debt:

	December 31,
(in millions of dollars)	2025	2024
Secured Credit Agreement:
Term Loan due 2031, net of unamortized discount and deferred financing costs of $6.5 million and $7.3 million	$562.7	$567.7

Senior Notes:
5.00% due 2028, net of unamortized deferred financing costs of $2.3 million and $3.2 million	397.7	396.8
Other debt	0.9	1.6
Total	$961.3	$966.1
Less: Current maturities	6.3	6.5
Long-term debt	$955.0	$959.6

On November 26, 2024, the Company, entered into a Refinancing Facility Agreement and Incremental Facility Amendment (the “Amendment”) to amend the Company's previous credit agreement (the "Previous Credit Agreement;" the previous credit agreement, as amended by the Amendment, being the "Amended Credit Agreement").

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

Loans under the Revolving Facility will bear interest at a rate equal to (a) for loans denominated in U.S. dollars, at the election of the Company, Term SOFR plus an applicable margin equal to 1.375% per annum or a base rate plus an applicable margin equal to 0.375% per annum, (b) for loans denominated in Euros, adjusted EURIBOR plus an applicable margin equal to 1.375% per annum and (c) for loans denominated in Pounds Sterling, SONIA plus an applicable margin equal to 1.375% per annum, subject in each case to (i) an increase of 37.5 basis points in the event that, and for so long as, the Net Leverage Ratio (as defined in the Amended Credit Agreement) is greater than or equal to 3.00 to 1.00 as of the last day of the preceding fiscal quarter, (ii) an increase of 12.5 basis points in the event that, and for so long as, the Net Leverage Ratio is less than 3.00 to 1.00 and greater than or equal to 2.00 to 1.00 as of the last day of the preceding fiscal quarter, and (iii) a decrease of 12.5 basis points in the event that, and for so long as, the Net Leverage Ratio is less than 1.00 to 1.00 as of the last day of the preceding fiscal quarter. Loans under the Term Loan Facility will bear interest at a rate equal to, at the election of the Company, Term SOFR plus an applicable margin equal to 2.00% per annum or a base rate plus an applicable margin equal to 1.00% per annum. The Company will pay certain fees under the Amended Credit Agreement, including (a) a commitment fee of 0.175% per annum on the undrawn portion of the Revolving Facility (subject to a step-ups to 0.300% and 0.250% and a step-down to 0.150% at the same levels described above), (b) a fronting fee of 0.125% per annum on the average daily undrawn amount of, plus unreimbursed amounts in respect of disbursements under, letters of credit issued under the Revolving Facility, and (c) customary annual administration fees. The obligations of the Company under the Senior Secured Credit Facilities are unconditionally guaranteed jointly and severally by, subject to certain exceptions, all material domestic subsidiaries of the Company (the “Guarantors”) and secured, subject to certain exceptions, by a security interest in substantially all of the tangible and intangible assets of the Company and the Guarantors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

In the fourth quarter of 2024, the Company recorded $1.8 million in non-cash debt extinguishment expenses related to the refinancing of our credit facilities, which represents the difference between the redemption payment and the carrying value of the debt at the refinancing date. All lenders under the previous facility were repaid in full.

As of December 31, 2025, there were no loans and $9.2 million in letters of credit outstanding under the Revolving Facility.

On June 30, 2020, the Company issued $400 million aggregate principal amount of “Notes.” The Notes were issued pursuant to an indenture, dated as of June 30, 2020, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Indenture”). The Notes bear an interest rate of 5.0% per annum payable semi-annually on January 1 and July 1 of each year, beginning on January 1, 2021. The Notes are unconditionally guaranteed on a senior unsecured basis by each of the Company’s existing and future wholly owned domestic restricted subsidiaries that is a borrower under or that guarantees the Company’s obligations under its Senior Secured Credit Facilities or that guarantees the Company’s or any of the Company’s wholly owned domestic subsidiaries’ long-term indebtedness in an aggregate amount in excess of $50 million.

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

The Company has a committed loan facility in Japan. As of December 31, 2025, there was an outstanding balance of $0.4 million on this facility. Principal will be repaid in accordance with the payment schedule ending in 2026. The Company repaid $0.5 million on this loan in 2025.

As part of the Concept Pet acquisition, the Company assumed $1.9 million in long-term debt, recorded at fair value, consisting of two term loans, one that matured in 2025 and one that matures in 2027. Both loans have annual payments and carry a variable interest rate. The Company repaid $0.4 million on these loans during 2025.

As of December 31, 2025, the Company had $18.4 million in uncommitted short-term bank credit lines, $0.4 million of which were in use.

There were $0.4 million and $5.1 million short-term borrowings as of December 31, 2025 and 2024, respectively. The weighted average interest rates on short-term borrowings outstanding were 6.6% and 6.9% for the years ended December 31, 2025 and 2024, respectively.

The aggregate maturities of long-term debt are as follows: $6.4 million in 2026; $6.0 million in 2027; $405.8 million in 2028, $5.7 million in 2029; $5.7 million in 2030; and $540.6 million thereafter.

During 2025, 2024, and 2023, respectively, the Company incurred interest costs of $61.0 million, $63.2 million, and $64.1 million, including $1.1 million, $1.0 million, and $1.0 million, respectively, which were capitalized. Interest paid approximated the incurred interest cost.

Note 16. Benefit Plans

Pension Plans and Other Postretirement Benefit Plans

The Company and its subsidiaries have pension plans covering the majority of eligible employees on a contributory or non-contributory basis. Benefits under defined benefit plans are generally based on years of service and an employee’s career earnings. Employees generally become fully vested after five years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

The Company also provides postretirement health care and life insurance benefits for the majority of its U.S. retired employees. Employees are generally eligible for benefits upon retirement and completion of a specified number of years of creditable service. The Company does not pre-fund these benefits and has the right to modify or terminate the plan in the future.

The Company’s disclosures for the U.S. plans have been combined with those outside of the U.S. as the international plans do not have significantly different assumptions and together represent approximately 20% of our total benefit obligation.

The following table sets forth the Company’s pension obligation and funded status at December 31:

	Pension Benefits		Postretirement Benefits
(in millions of dollars)	2025	2024	2025	2024
Change in benefit obligations:
Beginning projected benefit obligation	$342.3	$368.9	$1.8	$2.0
Service cost	3.8	4.2	-	-
Interest cost	16.5	16.0	0.1	0.1
Actuarial (gain)/loss	4.5	(25.4)	(0.1)	(0.1)
Benefits paid	(23.0)	(18.7)	(0.1)	(0.1)
Foreign exchange impact	5.3	(3.1)	0.1	(0.1)
Other	(0.1)	0.4	-	-
Ending projected benefit obligation	349.3	342.3	1.8	1.8

Change in plan assets:
Beginning fair value	341.3	317.4	-	-
Actual return on plan assets	38.0	33.5	-	-
Employer contributions	8.5	11.6	0.1	0.1
Plan participants' contributions	0.4	0.4	-	-
Benefits paid	(23.4)	(18.7)	(0.1)	(0.1)
Foreign exchange impact	5.1	(2.9)	-	-
Ending fair value	369.9	341.3	-	-

Funded status	$20.6	$(1.0)	$(1.8)	$(1.8)

The following table presents our domestic and foreign ending projected benefit obligation information at December 31, 2025, 2024 and 2023:

	U.S. Plans			International Plans
(in millions of dollars)	2025	2024	2023	2025	2024	2023
Ending projected benefit obligation	$279.5	$275.2	$293.4	$71.6	$68.9	$77.5

Amounts recognized in the Consolidated Balance Sheets consist of:

	Pension Benefits		Postretirement Benefits
(in millions of dollars)	2025	2024	2025	2024
Non-current asset	$40.1	$19.5	$-	$-
Current liability	(1.7)	(1.6)	(0.1)	(0.1)
Non-current liability	(17.8)	(18.9)	(1.7)	(1.7)
Net asset (liability) recognized	$20.6	$(1.0)	$(1.8)	$(1.8)

The non-current pension assets are included in other assets and deferred charges and the current portion of pension liabilities is included in accrued compensation and related items on the Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

Amounts recognized in accumulated other comprehensive loss, net of related tax effects, consist of:

	Pension Benefits		Postretirement Benefits
(in millions of dollars)	2025	2024	2025	2024
Net actuarial (gain) loss	$(7.4)	$1.2	$(3.0)	$(3.2)
Prior service cost	0.1	0.1	-	-
Amount recognized end of year	$(7.3)	$1.3	$(3.0)	$(3.2)

The accumulated benefit obligation for all defined benefit pension plans was $334.7 million and $327.5 million at December 31, 2025 and 2024, respectively. The accumulated benefit obligations and projected benefit obligations are in excess of the plan assets for primarily all of the Company’s defined benefit plans.

Changes in the Plan assets and benefit obligations recognized in other comprehensive income:

	Pension Benefits		Postretirement Benefits
(in millions of dollars)	2025	2024	2025	2024
Current year actuarial gain	$7.8	$29.7	$0.1	$0.1
Amortization of actuarial (gain) loss	0.8	1.1	(0.3)	(0.3)
Total recognized in other comprehensive income	$8.6	$30.8	$(0.2)	$(0.2)

The components of net periodic benefit costs are as follows:

	Pension Benefits			Postretirement Benefits
(in millions of dollars)	2025	2024	2023	2025	2024	2023
Service cost	$3.8	$4.2	$4.5	$-	$-	$-
Interest cost	16.5	16.0	16.0	0.1	0.1	0.1
Expected return on plan assets	(21.9)	(19.8)	(17.8)	-	-	-
Recognized net actuarial (gain) loss	1.1	1.5	2.9	(0.4)	(0.4)	(0.5)
Settlement/curtailment (gain) loss	(0.1)	-	0.1	-	-	-
Net periodic (benefit) cost	$(0.6)	$1.9	$5.7	$(0.3)	$(0.3)	$(0.4)

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

Additional Information

The weighted average assumptions used to determine net periodic benefit cost in the accounting for the pension benefit plans and other benefit plans for the years ended December 31, 2025, 2024, and 2023 are as follows:

	Year Ended December 31,
	2025	2024	2023
Discount rate	5.27%	5.16%	4.84%
Expected return on plan assets	6.64%	6.59%	6.53%
Rate of compensation increase	2.75%	2.75%	2.77%
Interest crediting rate	3.75%	3.75%	2.25%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

The weighted average assumptions used to determine benefit obligations for the pension benefit plans and other benefit plans at December 31, 2025, 2024, and 2023 are as follows:

	Year Ended December 31,
	2025	2024	2023
Discount rate	5.20%	4.75%	4.63%
Rate of compensation increase	2.75%	2.75%	2.76%

For 2025, 2024, and 2023, the discount rate was based on the FTSE Pension Discount Curve, a yield curve of high-quality corporate bonds with cash flows matching our plans’ expected benefit payments. The expected return on plan assets is based on our asset allocation mix and our historical return, taking into account current and expected market conditions. The actual return on pension assets was approximately 10% in 2025, 10% in 2024, and 11% in 2023.

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

Plan Assets

The Company’s pension plan weighted average asset allocation percentages at December 31, 2025 and 2024 by asset category are as follows:

	December 31,
Asset Category	2025	2024
Equity securities	56.0%	55.3%
Fixed income securities	31.6%	33.1%
Real estate	0.1%	0.1%
Other	12.3%	11.5%
Total	100.0%	100.0%

The Company’s pension plan fair values at December 31, 2025 and 2024 by asset category are as follows:

(in millions of dollars)	December 31,
Asset Category	2025	2024
Equity securities	$207.3	$188.7
Fixed income securities	116.8	112.8
Real estate	0.3	0.3
Other	45.5	39.5
Total	$369.9	$341.3

The following table presents domestic and foreign pension plan assets information at December 31, 2025, 2024 and 2023 (the measurement date of pension plan assets):

	U.S. Plans			International Plans
(in millions of dollars)	2025	2024	2023	2025	2024	2023
Fair value of plan assets	$297.9	$277.1	$251.4	$72.0	$64.2	$66.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

The following table summarizes our defined benefit pension plan assets measured at fair value as of December 31, 2025:

	Quoted Prices in
	Active Markets for	Significant Other	Significant
(in millions of dollars)	Identical Assets	Observable Inputs	Unobservable Inputs
Pension Assets Fair Value as of December 31, 2025	(Level 1)	(Level 2)	(Level 3)	Total
Equity securities
U.S. equities	$184.8	$-	$-	$184.8
Non-U.S. equities	22.5	-	-	22.5

Fixed income securities
Corporate debt instruments	99.3	17.5	-	116.8

Real estate and other
Real estate	-	-	0.3	0.3
Other	0.4	-	5.4	5.8
Total	307.0	17.5	5.7	330.2
Pension plan assets at NAV	-	-	-	39.7
Total pension plan assets	$307.0	$17.5	$5.7	$369.9

The following table summarizes our defined benefit pension plan assets measured at fair value as of December 31, 2024:

	Quoted Prices in
	Active Markets for	Significant Other	Significant
(in millions of dollars)	Identical Assets	Observable Inputs	Unobservable Inputs
Pension Assets Fair Value as of December 31, 2024	(Level 1)	(Level 2)	(Level 3)	Total
Equity securities
U.S. equities	$167.2	$-	$-	$167.2
Non-U.S. equities	21.5	-	-	21.5

Fixed income securities
Corporate debt instruments	98.9	13.9	-	112.8

Real estate and other
Real estate	-	-	0.3	0.3
Other	0.4	-	5.2	5.6
Total	288.0	13.9	5.5	307.4
Pension plan assets at NAV	-	-	-	33.9
Total pension plan assets	$288.0	$13.9	$5.5	$341.3

U.S. equities – This class included actively and passively managed common equity securities comprised primarily of large-capitalization stocks with value, core, and growth strategies.

Non-U.S. equities – This class included actively managed common equity securities comprised primarily of international large-capitalization stocks.

Fixed income – This class included corporate debt instruments.

Real Estate and other – This class included assets related to real estate and other assets such as insurance contracts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

Assets classified as Level 1 are valued using quoted prices on the major stock exchange on which individual assets are traded. Our Level 2 assets are valued using net asset value. The net asset value is quoted on a private market that is not active; however, the unit price is based on the underlying investments that are traded on an active market. Our Level 3 assets are estimated at fair value based on the most recent financial information available for the underlying securities, which are not traded on active market, and represent significant unobservable input.

The following is a reconciliation of changes in fair value measurement of plan assets using significant unobservable inputs (Level 3):

(in millions of dollars)
Beginning balance at December 31, 2023	$7.1
Purchases, sales, settlements	-
Actual (loss) return on plan assets still held at reporting date	(1.6)
Foreign exchange impact	-
Ending balance at December 31, 2024	$5.5
Purchases, sales, settlements	-
Actual return on plan assets still held at reporting date	0.1
Foreign exchange impact	0.1
Ending balance at December 31, 2025	$5.7

There were no transfers in or out of Level 3 during the years ended December 31, 2025 and 2024.

Contributions

The Company expects to contribute $10.8 million to its pension plans and $0.1 million to its other postretirement benefit plan in 2026.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension	Other
(in millions of dollars)	Benefits	Benefits
2026	$25.5	$0.1
2027	$26.8	$0.2
2028	$26.7	$0.2
2029	$25.4	$0.2
2030	$25.7	$0.2
2031-2035	$124.7	$0.7

Investment Strategies

The investment strategy for pension plan assets is to maintain a broadly diversified portfolio designed to both preserve and grow plan assets to meet future plan obligations. The Company’s average rate of return on assets from inception through December 31, 2025, was approximately 9%. The Company’s assets are strategically allocated among equity, debt, and other investments to achieve a diversification level that dampens fluctuations in investment returns. The Company’s long-term investment strategy is an investment portfolio mix of approximately 55%-65% in equity securities, 30%-35% in fixed income securities, and 0%-15% in other securities.

Savings and Investment Plan

The Company maintains a voluntary Savings and Investment Plan (a 401(k) plan) for most non-union employees in the U.S. Within prescribed limits, the Company bases its contribution to the Savings and Investment Plan on employee contributions. The Company’s contributions amounted to $6.7 million, $6.4 million, and $6.2 million for the years ended December 31, 2025, 2024, and 2023, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

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

As of December 31, 2025, we had 914 open cases related to certain talc products previously sold by Oldco, which is an increase in volume from previous years. The following table details case activity related to talc products previously sold by Oldco:

	Three Months Ended		Twelve Months Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
(number of claims)	2025	2024	2025	2024
Claims pending, beginning of period	840	663	684	574
Claims filed	135	44	346	162
Less: Claims dismissed, settled, or otherwise resolved	61	23	116	52
Claims pending, end of period	914	684	914	684

These claims typically allege various theories of liability, including negligence, gross negligence, and strict liability and seek compensatory and, in some cases, punitive damages, but most of these claims do not provide adequate information to assess their merits, the likelihood that the Company will be found liable, or the magnitude of such liability, if any. We are unable to state an amount or range of amounts claimed in any of these lawsuits because state court pleading practices do not require the plaintiff to identify the amount of the claimed damage. The Company’s position, as stated publicly, is that the talc products sold by Oldco are safe and do not cause cancer.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

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

In the first quarter of 2025, the Company recorded a provision to establish an accrual of $215 million for estimated costs to fund a trust to resolve all current and future talc-related claims as well as fund the Chapter 11 Cases and related litigation costs (including the aforementioned $30 million increase to the maximum principal amount of the DIP Credit Agreement). The parties have not yet reached a final resolution of all matters in the Chapter 11 Cases, and the Company is unable to estimate the possible loss or range of loss beyond the amount accrued.

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

The broader litigation and regulatory environments for talc-related claims continue to evolve. Moreover, although the Chapter 11 Cases are progressing, it is not possible at this time to predict how the District Court will rule on the pending motions, whether an appellate court will affirm or reverse the Bankruptcy Court order denying the Committee’s motion to dismiss, the form of any ultimate resolution or when an ultimate resolution might occur. Given the foregoing factors, it is reasonably possible that the Company will incur a loss for liabilities associated with talc claims in excess of the amount accrued. This risk is based on the potential for new talc-related claims that could eventually be asserted together with their associated disposition cost and related legal costs, despite the automatic stay with respect to claims against the Chapter 11 Debtors, taking into account the portion of such hypothetical claims that may be subject to indemnification by Pfizer, as well as the inability to predict the amount that may ultimately be necessary to fully and finally resolve all of the Chapter 11 Debtors’ future talc-related claims in connection with a confirmed Chapter 11 plan of reorganization. In light of the uncertainties involved in such matters, the resolution of, or recognition of additional liabilities in connection with, current or future talc claims could have a material adverse effect on the Company’s results of operations, cash flows, and financial condition.

Note 18.  Stockholders’ Equity

Capital Stock

The Company’s authorized capital stock consists of 100 million shares of common stock, par value $0.10 per share, of which 31,034,106 shares and 31,895,655 shares were outstanding at December 31, 2025 and 2024, respectively, and 1,000,000 shares of preferred stock, none of which were issued and outstanding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

Cash Dividends

Cash dividends of $14.2 million or $0.45 per common share were paid during 2025. In January 2026, a cash dividend of approximately $3.7 million or $0.12 per share, was declared, payable in the first quarter of 2026.

Stock Award and Incentive Plan

The Company’s 2015 Stock Award and Incentive Plan provides for grants of incentive and non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, stock awards, and performance unit awards (the 2015 Stock Award and Incentive Plan, as amended, referred to herein as the “Plan” and together with its predecessor for awards granted prior to May 2015, the 2001 Stock Award and Incentive Plan, as amended and restated, the “Plans”). At the Company's 2024 Annual Meeting of Stockholders, the Company's stockholders ratified the adoption of an amendment and restatement of the Plan, which increased the number of shares available for issuance pursuant to the Plan by 889,000 shares and removed certain individual award limits in light of recent tax law changes. The Plans are administered by the Compensation Committee of the Board of Directors. Stock options granted under the Plans generally have a ten-year term. The exercise price for stock options are at prices at or above the fair market value of the common stock on the date of the grant, and each award of stock options will vest ratably over a specified period, generally three years.

The following table summarizes stock option and restricted stock unit activity for the Plans:

		Stock Options		Restricted Stock Units
	Shares		Weighted Average		Weighted Average
	Available		Exercise Price		Exercise Price
	for Grant	Shares	per Share ($)	Shares	per Share ($)
Balance January 1, 2023	1,080,460	1,363,418	$62.22	176,594	$66.32
Authorized	-	-	-	-	-
Granted	(358,463)	255,620	66.08	102,843	66.01
Exercised/vested	-	(91,604)	56.82	(46,141)	64.25
Canceled	58,918	(12,972)	67.54	(45,946)	64.33
Balance December 31, 2023	780,915	1,514,462	63.15	187,350	67.15
Authorized	889,000	-	-	-	-
Granted	(299,640)	196,471	66.72	103,169	66.79
Exercised/vested	-	(279,810)	55.85	(47,876)	67.19
Canceled	49,336	(5,487)	66.76	(43,849)	67.21
Balance December 31, 2024	1,419,611	1,425,636	65.06	198,794	66.94
Authorized	-	-	-	-	-
Granted	(268,623)	174,874	76.75	93,749	76.55
Exercised/vested	-	(56,110)	42.40	(50,146)	67.38
Canceled	80,912	(28,015)	70.06	(52,897)	67.40
Balance December 31, 2025	1,231,900	1,516,385	$67.16	189,500	$71.45

Note 19.  Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) at December 31 comprised of the following components:

	December 31,
(in millions of dollars)	2025	2024
Cumulative foreign currency translation	$(360.9)	$(399.6)
Unrecognized pension benefit (net of tax expense of $3.9 in 2025 and $1.2 in 2024)	10.3	1.9
Unrealized gain on cash flow hedges (net of tax expense (benefit) of $(0.1) in 2025 and $0.1 in 2024)	10.2	10.6
Total accumulated other comprehensive loss	$(340.4)	$(387.1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

The following table summarizes the changes in other comprehensive income (loss) by component:

	Year Ended December 31,
	2025			2024			2023
		Tax	Net-of-		Tax	Net-of-		Tax	Net-of-
	Pre-Tax	(Expense)	Tax	Pre-Tax	(Expense)	Tax	Pre-Tax	(Expense)	Tax
(in millions of dollars)	Amount	Benefit	Amount	Amount	Benefit	Amount	Amount	Benefit	Amount
Foreign currency translation adjustment	$38.5	$-	$38.5	$(49.9)	$-	$(49.9)	$(6.1)	$-	$(6.1)

Pension plans:
Net actuarial gains (losses) and prior service costs arising during the period	10.8	(2.9)	7.9	39.5	(9.7)	29.8	5.1	(1.4)	3.7
Amortization of net actuarial (gains) losses and prior service costs	0.7	(0.2)	0.5	1.1	(0.3)	0.8	2.5	(0.6)	1.9

Unrealized gains (losses) on cash flow hedges	(0.5)	0.1	(0.4)	0.4	(0.1)	0.3	(4.5)	1.2	(3.3)

Total other comprehensive income (loss)	$49.5	$(3.0)	$46.5	$(8.9)	$(10.1)	$(19.0)	$(3.0)	$(0.8)	$(3.8)

The pre-tax amortization amounts of pension plans in the table above are included within the components of net periodic pension benefit costs (see Note 16) and the related tax amounts are included within provision for taxes on income line within the Consolidated Statements of Income (Loss).

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

The following is a reconciliation of asset retirement obligations as of December 31, 2025 and 2024:

	December 31,
(in millions of dollars)	2025	2024
Asset retirement obligation, beginning of period	$27.6	$20.8
Accretion expense	2.6	1.6
Other	3.7	6.5
Payments	(6.9)	(0.8)
Foreign currency translation	0.3	(0.5)
Asset retirement obligation, end of period	$27.3	$27.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

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

The current portion of the liability of approximately $0.7 million is included in other current liabilities and the long-term portion of the liability of approximately $26.6 million is included in other non-current liabilities in the Consolidated Balance Sheet as of December 31, 2025.

Accretion expense is included in cost of goods sold in the Company’s Consolidated Statements of Income (Loss).

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

The Consumer & Specialties segment provides technologically enhanced products to consumer-driven end markets, including mineral-to-market household products, as well as specialty additives that become functional components in a variety of consumer and industrial goods. The two product lines in this segment are Household & Personal Care, which delivers minerals-to-market products to a variety of consumer-oriented markets, including pet care, personal care, fabric care, edible oil and renewable fuel purification, animal health, and agricultural, and Specialty Additives, which delivers mineral additives to a variety of consumer and industrial end markets including paper and packaging, food and pharmaceutical, sealants and adhesives, paints and coatings, and plastics.

The Engineered Solutions segment provides advanced process technologies and solutions that are designed to improve our customers' manufacturing processes and projects. The two product lines in this segment are High-Temperature Technologies, which delivers mineral-based blends, technologies, and systems to the foundry, steel, glass, aluminum and other high-temperature processing industries, and Environmental & Infrastructure, which provides environmental, construction, and remediation solutions including geosynthetic clay lining systems, vapor intrusion mitigation products, sub-surface waterproofing systems, green roofs, wastewater remediation, drinking water purification technologies, and drilling products for both the construction and infrastructure markets as well as the oil and gas exploration and production industries.

The accounting policies of the segments are the same as those described in the summary of significant accounting principles. The Company evaluates performance based on the operating income of the respective business units. The costs deducted to arrive at operating profit do not include several items, such as net interest or income tax expense. Depreciation expense related to corporate assets is allocated to the business segments and is included in their income from operations. However, such corporate depreciable assets are not included in the segment assets. Intersegment sales and transfers are not significant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

Segment revenues, expenses, operating income, and a reconciliation of the operating segment totals to the applicable line items on the Consolidated Financial Statements is as follows:

	Year Ended December 31,
	2025			2024
	Consumer &	Engineered		Consumer &	Engineered
(in millions of dollars)	Specialties	Solutions	Total	Specialties	Solutions	Total
Net sales	$1,097.7	$974.9	$2,072.6	$1,140.2	$978.3	$2,118.5
Cost of goods sold	875.3	679.3	1,554.6	890.4	680.4	1,570.8
Segment production margin	222.4	295.6	518.0	249.8	297.9	547.7
Marketing and administrative expenses	75.7	122.8	198.5	71.7	125.8	197.5
Research and development expenses	13.1	9.8	22.9	12.6	10.4	23.0
Restructuring and other items	9.6	3.0	12.6	-	-	-
Gain on sale of assets, net	-	(9.9)	(9.9)	-	(12.3)	(12.3)
Segment income from operations	$124.0	$169.9	$293.9	$165.5	$174.0	$339.5

	Year Ended December 31,
	2023
	Consumer &	Engineered
(in millions of dollars)	Specialties	Solutions	Total
Net sales	$1,160.2	$1,009.7	$2,169.9
Cost of goods sold	938.5	724.3	1,662.8
Segment production margin	221.7	285.4	507.1
Marketing and administrative expenses	69.2	124.7	193.9
Research and development expenses	11.5	9.7	21.2
Restructuring and other items	0.9	3.2	4.1
Impairment of assets	71.7	-	71.7
Litigation expenses	26.8	-	26.8
Segment income from operations	$41.6	$147.8	$189.4

	Year Ended December 31,
(in millions of dollars)	2025	2024	2023
Segment income from operations	$293.9	$339.5	$189.4
Interest expense, net	(54.5)	(56.4)	(59.2)
Other non-operating deductions, net	(6.9)	(4.7)	(4.9)
Unallocated expenses:
Provision for litigation accrual and credit losses	215.0	30.0	-
Restructuring and other items	2.2	-	2.8
Acquisition-related expenses	-	-	0.3
Litigation expenses	19.6	11.3	2.4
Unallocated corporate expenses	9.7	11.7	12.1
Debt extinguishment expenses	-	(1.8)	-
Income (loss) before tax and equity in earnings	$(14.0)	$223.6	$107.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

Segment information for the years ended December 31, 2025, 2024 and 2023 was as follows:

	Year Ended December 31,
(in millions of dollars)	2025	2024	2023
Depreciation, Depletion & Amortization
Consumer & Specialties	$43.4	$47.2	$47.3
Engineered Solutions	47.8	47.7	47.7
Total	$91.2	$94.9	$95.0

Segment Assets
Consumer & Specialties	$1,333.4	$1,289.4	$1,244.8
Engineered Solutions	2,043.9	2,028.0	2,028.5
Corporate	91.7	76.5	73.3
Total	$3,469.0	$3,393.9	$3,346.6

Capital Expenditures
Consumer & Specialties	$67.6	$45.2	$56.8
Engineered Solutions	34.9	39.3	31.2
Corporate	4.6	5.0	5.5
Total	$107.1	$89.5	$93.5

Financial information relating to the Company’s operations by geographic area was as follows:

	Year Ended December 31,
(in millions of dollars)	2025	2024	2023
Net Sales
United States	$1,075.0	$1,089.4	$1,144.0

Canada/Latin America	136.9	151.2	150.2
Europe/Africa	498.5	521.1	525.5
Asia	362.2	356.8	350.2
Total International	$997.6	$1,029.1	$1,025.9
Consolidated net sales	$2,072.6	$2,118.5	$2,169.9

Long-Lived Assets
United States	$1,845.0	$1,849.1	$1,842.0

Canada/Latin America	17.0	14.6	17.7
Europe/Africa	166.5	147.3	157.0
Asia	121.1	110.6	114.7
Total International	$304.6	$272.5	$289.4
Consolidated long-lived assets	$2,149.6	$2,121.6	$2,131.4

Net sales and long-lived assets are attributed to countries and geographic areas based on the location of the legal entity. No individual foreign country represents more than 10% of consolidated net sales or consolidated long-lived assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES

The Company’s net sales by product category are as follows:

	Year Ended December 31,
(in millions of dollars)	2025	2024	2023
Household & Personal Care	$512.8	$530.0	$517.6
Specialty Additives	584.9	610.2	642.6
High-Temperature Technologies	704.7	713.2	720.9
Environmental & Infrastructure	270.2	265.1	288.8
Total net sales	$2,072.6	$2,118.5	$2,169.9

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Minerals Technologies Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Minerals Technologies Inc. and subsidiaries (the Company) as of December 31, 2025 and December 31, 2024, the related consolidated statements of income (loss), comprehensive income, cash flows, and changes in shareholders’ equity for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and December 31, 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 20, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of talc litigation liability

As discussed in Note 17 to the consolidated financial statements, the Company and certain of the Company’s subsidiaries are among numerous defendants in a number of cases seeking damages for alleged exposure to asbestos-contaminated talc products sold by the Company’s subsidiary BMI Oldco Inc. (Oldco). On October 2, 2023, the Company’s subsidiaries, Oldco and Barretts Ventures Texas LLC (together with Oldco), filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas (the “Chapter 11 Cases”) to address and comprehensively resolve Oldco’s liabilities associated with talc.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s talc litigation liability estimation process. This included controls over determining the key assumptions noted above and claims data utilized in the process. We evaluated the reasonableness of the Company’s talc litigation liability estimate by:

●
evaluating the professional qualifications, knowledge, skills, and ability of the Company’s external specialist used in compiling and evaluating claims data

●
assessing the talc related legal cases settled during the year and the open cases as of December 31, 2025, by evaluating letters obtained directly from the Company’s external and internal legal counsel

●
testing a selection of claims data used in the Company’s talc accrual calculation by comparing the selected items to underlying claims documentation

●
discussing the status and processing of significant known, actual, and potential litigation, and the status of ongoing Oldco bankruptcy proceedings with the Company’s in-house legal counsel, as well as external counsel

●
evaluating management’s assessment regarding whether an unfavorable outcome is reasonably possible or probable and reasonably estimable.

Measurement of projected pension benefit obligations

As discussed in Note 16 to the consolidated financial statements, the Company’s projected pension benefit obligations were $349.3 million as of December 31, 2025. The Company estimates the liability related to their pension plans using actuarial models that include assumptions about the Company's discount rates.

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
February 20, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Minerals Technologies Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Minerals Technologies Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and December 31, 2024, the related consolidated statements of income (loss), comprehensive income, cash flows, and changes in shareholders’ equity for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule (collectively, the consolidated financial statements), and our report dated February 20, 2026 expressed an unqualified opinion on those consolidated financial statements.

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
February 20, 2026

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

The Company assessed its internal control system as of December 31, 2025 in relation to criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, the Company has determined that, as of December 31, 2025, its system of internal control over financial reporting was effective.

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

February 20, 2026

MINERALS TECHNOLOGIES INC. & SUBSIDIARY COMPANIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(in millions of dollars)

		Additions Charged
	Balance at	to Costs, Provisions		Balance at
	Beginning of Period	and Expenses	Deductions (a)	End of Period
Year Ended December 31, 2025
Valuation and qualifying accounts deducted from assets to which they apply:
Allowance for doubtful accounts	$17.1	4.1	(4.5)	$16.7
Year Ended December 31, 2024
Valuation and qualifying accounts deducted from assets to which they apply:
Allowance for doubtful accounts	$20.3	1.4	(4.6)	$17.1
Year Ended December 31, 2023
Valuation and qualifying accounts deducted from assets to which they apply:
Allowance for doubtful accounts	$15.1	2.8	2.4	$20.3

(a)
Includes impact of write-offs, translation of foreign currencies and reclassifications for presentation purposes.

S-1