Form 10-Q
period 2026-04-05
MINERALS TECHNOLOGIES INC
filed 2026-05-01
CIK 891014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 5, 2026

or

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

As of April 22, 2026, there were 31,008,734 shares of common stock, par value of $0.10 per share, of the registrant outstanding.

MINERALS TECHNOLOGIES INC.

PART 1. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Three Months Ended
	Apr. 5,	Mar. 30,
(in millions of dollars, except per share data)	2026	2025

Net sales	$546.9	$491.8
Cost of goods sold	415.8	372.2
Production margin	131.1	119.6

Marketing and administrative expenses	57.5	50.6
Research and development expenses	6.1	5.8
Provision for litigation accrual and credit losses	-	215.0
Restructuring and other items	-	5.5
Litigation expenses	8.8	2.8

Income (loss) from operations	58.7	(160.1)

Interest expense, net	(13.3)	(14.2)
Other non-operating income (deductions), net	0.5	(2.0)
Total non-operating deductions, net	(12.8)	(16.2)

Income (loss) before tax and equity in earnings	45.9	(176.3)
Provision (benefit) for taxes on income	9.9	(32.1)
Equity in earnings of affiliates, net of tax	1.3	1.2

Net income (loss)	37.3	(143.0)
Less:
Net income attributable to non-controlling interests	1.1	1.0
Net income (loss) attributable to Minerals Technologies Inc.	$36.2	$(144.0)

Earnings (loss) per share:

Basic:
Net income (loss) attributable to Minerals Technologies Inc.	$1.17	$(4.51)

Diluted:
Net income (loss) attributable to Minerals Technologies Inc.	$1.17	$(4.51)

Cash dividends declared per common share	$0.12	$0.11

Shares used in computation of earnings (loss) per share:
Basic	31.0	31.9
Diluted	31.0	31.9

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
	Apr. 5,	Mar. 30,
(in millions of dollars)	2026	2025

Net income (loss)	$37.3	$(143.0)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(13.4)	9.9
Pension and postretirement plan adjustments	-	0.1
Unrealized gain (loss) on derivative instruments	0.1	(0.3)
Total other comprehensive income (loss), net of tax	(13.3)	9.7
Total comprehensive income (loss) including non-controlling interests	24.0	(133.3)
Comprehensive income attributable to non-controlling interests	1.0	0.4
Comprehensive income (loss) attributable to Minerals Technologies Inc.	$23.0	$(133.7)

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Apr. 5,	Dec. 31,
(in millions of dollars)	2026*	2025**
ASSETS
Current assets:
Cash and cash equivalents	$315.9	$329.0
Short-term investments	5.4	3.6
Accounts receivable, net	412.7	400.1
Inventories	357.9	350.2
Prepaid expenses and other current assets	63.6	72.7
Total current assets	1,155.5	1,155.6

Property, plant, and equipment	2,317.4	2,308.9
Less accumulated depreciation and depletion	(1,290.8)	(1,283.9)

Property, plant, and equipment, net	1,026.6	1,025.0
Goodwill	915.6	915.9
Intangible assets	205.5	208.7
Deferred income taxes	15.7	15.2
Other assets and deferred charges	146.4	148.6
Total assets	$3,465.3	$3,469.0

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term debt	$6.0	$0.4
Current maturities of long-term debt	6.2	6.3
Accounts payable	199.7	187.9
Other current liabilities	331.5	360.8
Total current liabilities	543.4	555.4

Long-term debt, net of unamortized discount and deferred financing costs	954.0	955.0
Deferred income taxes	90.8	90.7
Accrued pension and postretirement benefits	16.8	19.5
Other non-current liabilities	98.8	98.7
Total liabilities	1,703.8	1,719.3

Commitments and contingencies

Shareholders’ equity:
Common stock	5.0	5.0
Additional paid-in capital	535.8	535.1
Retained earnings	2,514.4	2,481.9
Accumulated other comprehensive loss	(353.5)	(340.4)
Less common stock held in treasury	(973.6)	(968.2)

Total Minerals Technologies Inc. shareholders’ equity	1,728.1	1,713.4
Non-controlling interests	33.4	36.3
Total shareholders’ equity	1,761.5	1,749.7
Total liabilities and shareholders’ equity	$3,465.3	$3,469.0

*    Unaudited
**  Condensed from audited financial statements

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	Apr. 5,	Mar. 30,
(in millions of dollars)	2026	2025
Operating Activities:

Net income (loss)	$37.3	$(143.0)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion, and amortization	24.9	23.5
Reduction of right of use asset	4.1	3.9
Provision for litigation accrual and credit losses	-	215.0
Restructuring and other items	-	5.5
Other non-cash items, net	4.4	(39.9)
Net changes in operating assets and liabilities	(38.6)	(69.4)
Net cash provided by (used in) operating activities	32.1	(4.4)

Investing Activities:

Purchases of property, plant, and equipment	(23.1)	(18.3)
Proceeds from sale of short-term investments	-	3.1
Purchases of short-term investments	(1.3)	(4.5)
Other investing activities	(5.0)	(2.1)
Net cash used in investing activities	(29.4)	(21.8)

Financing Activities:

Net proceeds from issuance of short-term debt	5.6	14.5
Repayment of long-term debt	(1.5)	-
Purchase of common stock for treasury	(5.4)	(11.5)
Proceeds from issuance of stock under option plan	1.0	0.1
Excess tax benefits related to stock incentive programs	(3.3)	(3.4)
Dividends paid to non-controlling interests	(3.8)	-
Cash dividends paid	(3.7)	(3.6)
Net cash used in financing activities	(11.1)	(3.9)

Effect of exchange rate changes on cash and cash equivalents	(4.7)	3.6

Net decrease in cash and cash equivalents	(13.1)	(26.5)
Cash and cash equivalents at beginning of period	329.0	333.1
Cash and cash equivalents at end of period	$315.9	$306.6

Supplemental disclosure of cash flow information:
Interest paid	$18.9	$19.6
Income taxes paid	$10.9	$9.8

Non-cash financing activities:
Treasury stock purchases settled after period end	$0.1	$0.3
Excise tax charged to equity not paid	$-	$0.1

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Equity Attributable to MTI
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury	Non-controlling
(in millions of dollars)	Stock	Capital	Earnings	Loss	Stock	Interests	Total
Balance as of December 31, 2025	$5.0	$535.1	$2,481.9	$(340.4)	$(968.2)	$36.3	$1,749.7

Net income	-	-	36.2	-	-	1.1	37.3
Other comprehensive loss, net	-	-	-	(13.1)	-	(0.2)	(13.3)
Dividends declared	-	-	(3.7)	-	-	-	(3.7)
Dividends paid to non-controlling interests	-	-	-	-	-	(3.8)	(3.8)
Issuance of shares pursuant to employee stock compensation plans	-	1.0	-	-	-	-	1.0
Purchase of common stock for treasury	-	-	-	-	(5.4)	-	(5.4)
Stock-based compensation	-	3.1	-	-	-	-	3.1
Conversion of RSU's for tax withholding	-	(3.4)	-	-	-	-	(3.4)
Balance as of April 5, 2026	$5.0	$535.8	$2,514.4	$(353.5)	$(973.6)	$33.4	$1,761.5

	Equity Attributable to MTI
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury	Non-controlling
(in millions of dollars)	Stock	Capital	Earnings	Loss	Stock	Interests	Total
Balance as of December 31, 2024	$5.0	$523.9	$2,514.5	$(387.1)	$(909.3)	$36.2	$1,783.2

Net income (loss)	-	-	(144.0)	-	-	1.0	(143.0)
Other comprehensive income, net	-	-	-	10.3	-	(0.6)	9.7
Dividends declared	-	-	(3.6)	-	-	-	(3.6)
Issuance of shares pursuant to employee stock compensation plans	-	0.1	-	-	-	-	0.1
Purchase of common stock for treasury	-	-	-	-	(11.5)	-	(11.5)
Stock-based compensation	-	3.0	-	-	-	-	3.0
Conversion of RSU's for tax withholding	-	(3.1)	-	-	-	-	(3.1)
Balance as of March 30, 2025	$5.0	$523.9	$2,366.9	$(376.8)	$(920.8)	$36.6	$1,634.8

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by management of Minerals Technologies Inc. (together with its subsidiaries, the “Company,” “MTI,” “we,” “us,” or “our”) in accordance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included. The results for the three-month period ended April 5, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

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

The Company has two reportable segments: Consumer & Specialties and Engineered Solutions.

  The Consumer & Specialties segment serves consumer end markets directly with mineral-to-market finished products and also provides specialty mineral-based solutions and technologies that are an essential component of our customers' finished products.

  The Engineered Solutions segment serves industrial end markets with engineered systems, mineral blends, and technologies that are designed to improve our customers' manufacturing processes and projects.

Use of Estimates

The Company employs accounting policies that are in accordance with U.S. generally accepted accounting principles and require management to make estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenue and expenses during the reported period. Significant estimates include those related to revenue recognition, valuation of long-lived assets, goodwill and other intangible assets, certain pension plan assumptions, valuation of deferred income tax assets, provision for credit losses, and legal and environmental liabilities. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the Condensed Consolidated Financial Statements for the three-month periods ended April 5, 2026.

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

Note 2.  Revenue from Contracts with Customers

The following table disaggregates our revenue by major source (product line) for the three-month periods ended April 5, 2026 and March 30, 2025:

(in millions of dollars)	Three Months Ended
	Apr. 5,	Mar. 30,
Net Sales	2026	2025

Household & Personal Care	$142.4	$123.1
Specialty Additives	154.2	145.2
Consumer & Specialties Segment	296.6	268.3

High-Temperature Technologies	183.3	169.4
Environmental & Infrastructure	67.0	54.1
Engineered Solutions Segment	250.3	223.5

Total net sales	$546.9	$491.8

Note 3.  Earnings (loss) per Share (EPS)

Basic earnings (loss) per share are based upon the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are based upon the weighted average number of common shares outstanding during the period, assuming the issuance of common shares for all potentially dilutive common shares outstanding.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended
	Apr. 5,	Mar. 30,
(in millions of dollars, except per share data)	2026	2025

Net income (loss) attributable to Minerals Technologies Inc.	$36.2	$(144.0)

Weighted average shares outstanding	31.0	31.9
Dilutive effect of stock options and deferred restricted stock units	-	-
Weighted average shares outstanding, adjusted	31.0	31.9

Basic earnings (loss) per share attributable to Minerals Technologies Inc.	$1.17	$(4.51)

Diluted earnings (loss) per share attributable to Minerals Technologies Inc.	$1.17	$(4.51)

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Of the options outstanding of 1,678,847 and 1,596,748 for the three-month periods ended April 5, 2026 and March 30, 2025, respectively, options to purchase 943,056 shares and 1,596,748 shares of common stock for the three-month periods ending April 5, 2026 and March 30, 2025, respectively, were not included in the computation of diluted earnings (loss) per share because they were anti-dilutive, as the exercise prices of the options were greater than the average market price of the common shares. Due to our net loss for the three-month period ending March 30, 2025, all options to purchase shares were anti-dilutive and were excluded for this period.

Note 4.  Restructuring and Other Items

In the first quarter of 2025, the Company initiated a cost savings program, primarily through workforce reductions, and recorded a charge of $5.5 million for severance and other related costs associated with this program.

The following table outlines the amount of restructuring charges recorded within the Condensed Consolidated Statements of Income (Loss) and the segment they relate to:

	Three Months Ended
	Apr. 5,	Mar. 30,
(in millions of dollars)	2026	2025
Severance and other related costs
Consumer & Specialties	$-	$2.5
Engineered Solutions	-	0.8
Corporate	-	2.2
Total restructuring and other items	$-	$5.5

At April 5, 2026, the Company had $4.3 million included within other current liabilities in the Condensed Consolidated Balance Sheet for cash expenditures needed to satisfy remaining obligations under workforce reduction initiatives. The Company expects to pay these amounts within the next twelve months.

The following table is a reconciliation of our restructuring liability balance relating to workforce reductions as of April 5, 2026:

(in millions of dollars)
Restructuring liability, December 31, 2025	$4.9
Cash payments	(0.6)
Restructuring liability, April 5, 2026	$4.3

Note 5.  Income Taxes

Provision (benefit) for taxes was $9.9 million and $(32.1) million during the three-month periods ended April 5, 2026 and March 30, 2025. The benefit from taxes for the three-month period ended March 30, 2025 relates to pre-tax losses, primarily as a result of the provision for litigation accrual and credit losses recorded in the first quarter of 2025. The effective tax rate was 21.5% for the three-month period ended April 5, 2026, as compared with 18.2% for the three-month period ended March 30, 2025. The lower rate in the previous year was primarily due to the provision for the litigation accrual and credit losses and the mixture of earnings.

As of April 5, 2026, the Company had approximately $5.8 million of total unrecognized income tax benefits. Included in this amount were a total of $4.4 million of unrecognized income tax benefits that, if recognized, would affect the Company’s effective tax rate. While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

The Company’s accounting policy is to recognize interest and penalties accrued, relating to unrecognized income tax or benefit as part of its provision for income taxes. The Company had a net addition of approximately $0.4 million during the three-month period ended April 5, 2026 and had an accrued balance of $0.7 million of interest and penalties as of April 5, 2026.

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

On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the U.S. It contains a broad range of tax reform provisions affecting businesses. The Company evaluated the full effects of the legislation on our annual effective tax rate and cash tax position, and it did not have a material impact on our Consolidated Financial Statements.

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

Note 6.  Inventories

The following is a summary of inventories by major category:

	Apr. 5,	Dec. 31,
(in millions of dollars)	2026	2025
Raw materials	$163.8	$160.6
Work-in-process	11.2	13.3
Finished goods	121.8	117.3
Packaging and supplies	61.1	59.0
Total inventories	$357.9	$350.2

Note 7.  Goodwill and Other Intangible Assets

Goodwill and other intangible assets with indefinite lives are not amortized, but instead are assessed for impairment, at least annually. The carrying amount of goodwill was $915.6 million and $915.9 million as of April 5, 2026 and December 31, 2025, respectively. The net change in goodwill from December 31, 2025 to April 5, 2026 is attributable to the effects of foreign exchange.

Acquired intangible assets subject to amortization as of April 5, 2026 and December 31, 2025 were as follows:

		Apr. 5, 2026		Dec. 31, 2025
	Weighted Average	Gross		Gross
	Useful Life	Carrying	Accumulated	Carrying	Accumulated
(in millions of dollars)	(Years)	Amount	Amortization	Amount	Amortization
Tradenames	34	$221.4	$68.5	$221.4	$67.6
Technology	20	18.8	15.6	18.8	15.5
Patents and trademarks	19	6.4	6.4	6.4	6.4
Customer relationships	21	79.9	30.5	80.4	28.8
	29	$326.5	$121.0	$327.0	$118.3

The weighted average amortization period for acquired intangible assets subject to amortization is approximately 29 years. Estimated amortization expense is $8.6 million for the remainder of 2026, $46.0 million for 2027–2030 and $150.9 million thereafter.

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

The Company utilizes interest rate swaps to limit exposure to market fluctuations on floating-rate debt. In the second quarter of 2023, the Company entered into a floating to fixed interest rate swap for a notional amount of $150 million. The fair value of this swap is a liability less than $0.1 million at April 5, 2026 and is recorded in other current liabilities on the Condensed Consolidated Balance Sheet. This interest rate swap is designated as a cash flow hedge. As a result, the gains and losses associated with this interest rate swap are recorded in accumulated other comprehensive income (loss).

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9.  Long-Term Debt and Commitments

The following is a summary of long-term debt:

	Apr. 5,	Dec. 31,
(in millions of dollars)	2026	2025
Secured Credit Agreement:
Term Loan due 2031, net of unamortized deferred financing cost and original issue discount of $6.3 million and $6.5 million	$561.5	$562.7

Senior Notes:
5.00% due 2028, net of unamortized deferred financing costs of $2.1 million and $2.3 million	397.9	397.7
Other debt	0.8	0.9
Total	$960.2	$961.3
Less: Current maturities of long-term debt	6.2	6.3
Total long-term debt	$954.0	$955.0

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of April 5, 2026, there were $6.0 million in loans and $9.2 million in letters of credit outstanding under the Revolving Facility.

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

The Company has a committed loan facility in Japan. As of April 5, 2026, $0.3 million was outstanding under this loan facility. Principal will be repaid in accordance with the payment schedule ending in 2026. The Company repaid $0.1 million on this loan during the first three months of 2026.

As part of the acquisition of Concept Pet Heimtierprodukte GmbH (“Concept Pet”) in 2022, the Company assumed $1.9 million in long-term debt, recorded at fair value, consisting of two terms loans, one that matured in 2025 and one that matures in 2027. The outstanding loan has annual payments and carries a variable interest rate. The Company did not make any repayments on this loan during the first three months of 2026.

As of April 5, 2026, the Company had $18.3 million in uncommitted short-term bank credit lines, of which none were in use.

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

Components of Net Periodic Benefit Cost

	Pension Benefits
	Three Months Ended
	Apr. 5,	Mar. 30,
(in millions of dollars)	2026	2025
Service cost	$0.9	$1.0
Interest cost	4.0	4.2
Expected return on plan assets	(5.9)	(5.5)
Amortization:
Recognized net actuarial loss	0.1	0.2
Net periodic benefit cost	$(0.9)	$(0.1)

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Postretirement Benefits
	Three Months Ended
	Apr. 5,	Mar. 30,
(in millions of dollars)	2026	2025
Service cost	$-	$-
Interest cost	-	-
Amortization:
Recognized net actuarial gain	(0.1)	(0.1)
Net periodic benefit cost	$(0.1)	$(0.1)

Amortization amounts of prior service costs and recognized net actuarial losses are recorded, net of tax, as increases to accumulated other comprehensive income.

The Company expects to contribute approximately $10.8 million to its pension plans and $0.1 million to its other postretirement benefit plans in 2026. As of April 5, 2026, $1.9 million has been contributed to the pension plans and no contributions have been made to the other postretirement benefit plans.

Note 11.  Comprehensive Income

The following table summarizes the amounts reclassified out of accumulated other comprehensive loss attributable to the Company:

	Three Months Ended
	Apr. 5,	Mar. 30,
(in millions of dollars)	2026	2025
Amortization of pension items:
Pre-tax amount	$-	$0.1
Tax	-	-
Net of tax	$-	$0.1

The pre-tax amounts in the table above are included within the components of net periodic pension benefit cost (see Note 10 to the Condensed Consolidated Financial Statements) and the tax amounts are included within the provision (benefit) for taxes on income line within the Condensed Consolidated Statements of Income (Loss).

The major components of accumulated other comprehensive loss, net of related tax, attributable to MTI are as follows:

	Foreign Currency		Net Gain (Loss)
	Translation	Unrecognized	on Derivative
(in millions of dollars)	Adjustment	Pension Costs	Instruments	Total
Balance as of December 31, 2025	$(360.9)	$10.3	$10.2	$(340.4)
Other comprehensive income (loss) before reclassifications	(13.2)	-	-	(13.2)
Amounts reclassified from AOCI	-	-	0.1	0.1
Net current period other comprehensive income (loss)	(13.2)	-	0.1	(13.1)
Balance as of April 5, 2026	$(374.1)	$10.3	$10.3	$(353.5)

Note 12.  Contingencies

The Company is party to a number of lawsuits arising in the normal course of our business. The Company and certain of the Company’s subsidiaries are among numerous defendants in a number of cases seeking damages for alleged exposure to asbestos-contaminated talc products sold by the Company’s subsidiary BMI Oldco Inc (f/k/a Barretts Minerals Inc.) ("Oldco").

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

As of April 5, 2026, we had 978 open cases related to certain talc products previously sold by Oldco, which is an increase in volume from previous years. The following table details case activity related to talc products previously sold by Oldco:

	Three Months Ended
	Apr. 5,	Mar. 30,
(number of claims)	2026	2025
Claims pending, beginning of period	914	684
Claims filed	114	67
Less: Claims dismissed, settled, or otherwise resolved	50	36
Claims pending, end of period	978	715

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

While costs relating to the talc-related cases have increased concurrently with the volume, the majority of these costs have historically been borne by Pfizer Inc. (“Pfizer”) in connection with certain agreements entered into in connection with the Company’s initial public offering in 1992, and as long as the litigation is subject to the stay under the Chapter 11 Cases (subject to certain exceptions), the Company will not be required to make substantial payments in respect thereof. The Company is entitled to indemnification, pursuant to agreement, for liabilities arising from sales prior to the initial public offering. On May 22, 2024, Pfizer filed a motion in the Chapter 11 Cases seeking permission to file a lawsuit against the Company related to the 1992 agreement. That motion has been adjourned, and Pfizer and the Company have agreed to mediate their disputes. The Company continues to receive information from Pfizer with respect to potential costs associated with the defense and/or settlement of talc-related cases that Pfizer alleges are not subject to indemnification. Although the Company believes that the talc products are safe and that claims to the contrary are without merit, the Company and Oldco have opportunistically settled certain talc-related cases not settled by Pfizer. None of such settlements were material to the Company.

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

On June 25, 2024, the committee representing talc claimants (the “Committee”) filed a motion to dismiss the Chapter 11 Cases. The Bankruptcy Court denied that motion on April 29, 2025 and the United States District Court for the Southern District of Texas (the “District Court”) denied the Committee's motion seeking leave to appeal that order on March 23, 2026.

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

The broader litigation and regulatory environments for talc-related claims continue to evolve. Moreover, although the Chapter 11 Cases are progressing, it is not possible at this time to predict how the District Court will rule on the pending motions, the form of any ultimate resolution or when an ultimate resolution might occur. Given the foregoing factors, it is reasonably possible that the Company will incur a loss for liabilities associated with talc claims in excess of the amount accrued. This risk is based on the potential for new talc-related claims that could eventually be asserted together with their associated disposition cost and related legal costs, despite the automatic stay with respect to claims against the Chapter 11 Debtors, taking into account the portion of such hypothetical claims that may be subject to indemnification by Pfizer, as well as the inability to predict the amount that may ultimately be necessary to fully and finally resolve all of the Chapter 11 Debtors’ future talc-related claims in connection with a confirmed Chapter 11 plan of reorganization. In light of the uncertainties involved in such matters, the resolution of, or recognition of additional liabilities in connection with, current or future talc claims could have a material adverse effect on the Company’s results of operations, cash flows, and financial condition.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Segment revenues, expenses, operating income, and a reconciliation of the operating segment totals to the applicable line items on the Condensed Consolidated Financial Statements is as follows for the three-month periods ended April 5, 2026 and March 30, 2025 is as follows:

	Three Months Ended
	Apr. 5, 2026			Mar. 30, 2025
	Consumer &	Engineered		Consumer &	Engineered
(in millions of dollars)	Specialties	Solutions	Total	Specialties	Solutions	Total
Net sales	$296.6	$250.3	$546.9	$268.3	$223.5	$491.8
Cost of goods sold	240.8	175.0	415.8	215.8	156.4	372.2
Segment production margin	55.8	75.3	131.1	52.5	67.1	119.6
Marketing and administrative expenses	19.9	33.3	53.2	19.1	30.3	49.4
Research and development expenses	3.4	2.7	6.1	3.4	2.4	5.8
Restructuring and other items	-	-	-	2.5	0.8	3.3
Segment income from operations	$32.5	$39.3	$71.8	$27.5	$33.6	$61.1

	Three Months Ended
	Apr. 5,	Mar. 30,
(in millions of dollars)	2026	2025
Segment income from operations	$71.8	$61.1
Interest expense, net	(13.3)	(14.2)
Other non-operating income (deductions), net	0.5	(2.0)
Unallocated expenses:
Provision for litigation accrual and credit losses	-	215.0
Restructuring and other items	-	2.2
Litigation expenses	8.8	2.8
Unallocated corporate expenses	4.3	1.2
Income (loss) before tax and equity in earnings	$45.9	$(176.3)

Segment information is as follows for the three-month periods ended April 5, 2026 and March 30, 2025:

	Three Months Ended
	Apr. 5,	Mar. 30,
(in millions of dollars)	2026	2025
Depreciation, Depletion, and Amortization
Consumer & Specialties	$11.7	$10.8
Engineered Solutions	13.2	12.7
Total	$24.9	$23.5

Capital Expenditures
Consumer & Specialties	$13.7	$11.5
Engineered Solutions	8.9	5.8
Corporate	0.5	1.0
Total	$23.1	$18.3

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company’s segment assets as of April 5, 2026 and December 31, 2025 are as follows:

	Apr. 5,	Dec. 31,
(in millions of dollars)	2026	2025
Segment Assets
Consumer & Specialties	$1,330.9	$1,333.4
Engineered Solutions	2,058.5	2,043.9
Corporate	75.9	91.7
Total	$3,465.3	$3,469.0

The Company’s sales by product category are as follows:

	Three Months Ended
	Apr. 5,	Mar. 30,
(in millions of dollars)	2026	2025
Household & Personal Care	$142.4	$123.1
Specialty Additives	154.2	145.2
High-Temperature Technologies	183.3	169.4
Environmental & Infrastructure	67.0	54.1
Total	$546.9	$491.8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Minerals Technologies Inc.:

Results of Review of Interim Financial Information

We have reviewed the condensed consolidated balance sheet of Minerals Technologies Inc. and subsidiaries (the Company) as of April 5, 2026, the related condensed consolidated statements of income (loss) and comprehensive income (loss) for the three-month periods ended April 5, 2026 and March 30, 2025, the related condensed consolidated statements of cash flows for the three-month periods ended April 5, 2026 and March 30, 2025, the related condensed consolidated statements of changes in shareholders’ equity for the three-month periods ended April 5, 2026 and March 30, 2025 and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2025, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 20, 2026, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2025, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 1, 2026

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Our consolidated sales for the first quarter of 2026 were $546.9 million, an increase of 11% as compared with $491.8 million in the prior year. Income from operations was $58.7 million, as compared with a loss of $160.1 million in the prior year. Included in income (loss) from operations for the first quarter of 2026 and 2025 was $8.8 million and $2.8 million, respectively of litigation expenses incurred in connection with the bankruptcy of BMI Oldco Inc. (f/k/a Barretts Minerals Inc.) ("Oldco") and lawsuits related to talc products sold by Oldco.

Net income in the first quarter of 2026 was $36.2 million, as compared to a loss of $144.0 million in the first quarter of 2025. Diluted earnings in the first quarter of 2026 was $1.17 per share, as compared with a loss of $4.51 per share in the first quarter of 2025.

Our balance sheet continues to be strong. The Company repurchased $5.4 million in shares in the first quarter of 2026 under our $200 million buyback program. Cash, cash equivalents and short-term investments were $321.3 million as of April 5, 2026 and the Company had more than $700 million of available liquidity, including cash on hand as well as availability under its revolving credit facility. We believe that these factors will allow us to meet our anticipated funding requirements.

Outlook

The global trade environment is dynamic. Beginning in the first quarter of 2025, the United States government has imposed tariffs on goods imported into the U.S. from numerous countries and multiple nations have responded with reciprocal tariffs and other actions. While the Company generally manufactures products in the markets where they are sold, our businesses and suppliers import certain goods subject to U.S. imposed tariffs, in particular in our High-Temperature Technologies product line, as well as goods subject to reciprocal tariffs and other measures imposed by other countries. On February 20, 2026, the U.S. Supreme Court issued a ruling striking down certain tariffs imposed by the U.S., including those affecting certain goods that the Company imports. However, the timing and amount of any potential tariff refunds remains uncertain, and are subject to further legal, regulatory, and administrative developments. In addition, the U.S. has initiated new tariffs and may impose additional tariffs. As a result, there remains significant uncertainty regarding the scope and duration of existing and future tariffs, and the impact of such tariffs will continue to vary. We continue to pursue available options to mitigate the impact of these tariffs and other measures. We have made operational and supply chain changes, utilized available exemptions or exclusions, and, where feasible, increased the prices of our goods and services. To date, as a result of our mitigation efforts, tariffs have not had a significant effect on our financial results. However, the imposition of tariffs as well as uncertainty about their scope and duration could negatively affect demand, result in increases in some input costs and/or inflation that we are unable to mitigate, or otherwise adversely affect economic conditions. The Company continues to monitor the economic effects of the trade environment, but the effects associated with the tariffs remain uncertain.

In addition to evolving U.S. tariffs, our operating environment is affected by other market forces, including recent geopolitical events in the Middle East. As a result of such events, we have experienced higher energy prices and freight expenses, among other effects. As with tariffs, we are pursuing available options to mitigate the impacts of these market forces. To date, these market forces have not had a significant effect on our financial results, but the extent of future impacts, and our ability to mitigate them, remains uncertain.

The Company will continue to focus on innovation and new product development and other opportunities for sales growth in 2026 from its existing businesses, as follows:

Consumer & Specialties Segment

●	Increase our presence and market share in global cat litter products, including in emerging markets.
●	Deploy new products in pet care such as lightweight litter.
●	Increase our sales of calcium carbonate products by further penetration into filling and coating applications in the paper and packaging markets.
●	Promote the Company’s expertise in crystal engineering by developing crystal morphologies that help our customers achieve functional benefits.
●	Deploy new calcium carbonate products in paint, coating, and packaging applications.
●	Continue developing products and processes for waste management and recycling opportunities to reduce the environmental impact of our customers by reducing energy consumption and improving the sustainability of their products.
●	Continue to develop innovative applications for our bleaching earth products for edible oil and renewable fuel industries.

●	Develop natural and mineral-based solutions for personal care applications.
●	Increase our presence and market share globally for retinol delivery technology for personal care applications.
●	Expand our bentonite product solutions for animal health applications.
●	Increase our presence and market share in fabric care, including in emerging markets.

Engineered Solutions Segment

●	Increase our presence and gain penetration of our bentonite-based foundry solutions in emerging markets.
●	Deploy value-added formulations of refractory materials.
●	Deploy our laser measurement technologies into new applications.
●	Expand our refractory maintenance model to other steel makers globally.
●	Continue the development and market penetration of our FLUORO-SORB adsorbent products which address PFAS contamination in soil, groundwater, drinking water sources, landfill leachate, and wastewater treatment facilities.®
●	Pursue opportunities for the expanded use of our products in environmental, building and construction, infrastructure, and oil and gas drilling, and water treatment globally.
●	Increase our presence and market share for geosynthetic clay liners globally.

All Segments

●	Further Operational Excellence principles into all aspects of the organization, including system infrastructure and lean principles.
●	Continue to explore selective acquisitions to fit our competencies in minerals and our core technologies.

However, there can be no assurance that we will achieve success in implementing any one or more of these opportunities.

Results of Operations

Three-month period ended April 5, 2026 as compared with three-month period ended March 30, 2025

Consolidated Income Statement Review

	Three Months Ended
	Apr. 5,	Mar. 30,	%
(in millions of dollars)	2026	2025	Change

Net sales	$546.9	$491.8	11%
Cost of goods sold	415.8	372.2	12%
Production margin	131.1	119.6	10%
Production margin %	24.0%	24.3%

Marketing and administrative expenses	57.5	50.6	14%
Research and development expenses	6.1	5.8	5%
Provision for litigation accrual and credit losses	-	215.0	*
Restructuring and other items	-	5.5	*
Litigation expenses	8.8	2.8	214%

Income (loss) from operations	58.7	(160.1)	*
Operating margin %	10.7%	*

Interest expense, net	(13.3)	(14.2)	(6)%
Other non-operating income (deductions), net	0.5	(2.0)	*
Total non-operating deductions, net	(12.8)	(16.2)	(21)%

Income (loss) before tax and equity in earnings	45.9	(176.3)	*
Provision (benefit) for taxes on income	9.9	(32.1)	*
Effective tax rate	21.5%	18.2%

Equity in earnings of affiliates, net of tax	1.3	1.2	8%

Net income (loss)	37.3	(143.0)	*

Net income attributable to non-controlling interests	1.1	1.0	10%
Net income (loss) attributable to Minerals Technologies Inc.	$36.2	$(144.0)	*

*    Percentage not meaningful

Net Sales

	Three Months Ended			Three Months Ended
	Apr. 5, 2026			Mar. 30, 2025
(in millions of dollars)	Net Sales	% of Total Net Sales	% Change	Net Sales	% of Total Net Sales
U.S.	$280.6	51%	7%	$262.4	53%
International	266.3	49%	16%	229.4	47%
Total net sales	$546.9	100%	11%	$491.8	100%

Consumer & Specialties Segment	$296.6	54%	11%	$268.3	55%
Engineered Solutions Segment	250.3	46%	12%	223.5	45%
Total net sales	$546.9	100%	11%	$491.8	100%

Worldwide net sales increased 11% to $546.9 million in the first quarter from $491.8 million in the prior year. Foreign exchange had a favorable impact on sales of $17 million.

Net sales in the United States increased to $280.6 million in the first quarter of 2026 from $262.4 million in the first quarter of 2025. International sales increased to $266.3 million from $229.4 million in the prior year.

Operating Costs and Expenses

Cost of goods sold was $415.8 million and represented 76.0% of sales for the three-month period ended April 5, 2026, as compared with $372.2 million and 75.7% of sales in the prior year. Production margin decreased from 24.3% of sales in the prior year to 24.0% of sales in the first quarter of 2026.

Marketing and administrative costs were $57.5 million and 10.5% of sales for the three-month period ended April 5, 2026, as compared to $50.6 million and 10.3% of sales in the prior year.

Research and development expenses were $6.1 million and represented 1.1% of sales for the three-month period ended April 5, 2026, as compared with $5.8 million and 1.2% of sales in the prior year.

In the first quarter of 2025, the Company recorded a provision of $215 million to establish an accrual for estimated costs to fund a trust to resolve all current and future talc-related claims as well as fund the bankruptcy of Oldco and BVT, and related litigation costs (including a $30 million increase to the maximum principal amount of financing under the Debtor-in-Possession Credit Agreement the Company entered into with Oldco in 2024). Additionally, the Company initiated a cost savings program and recorded a charge of $5.5 million for severance and other related costs.

The Company recorded litigation and settlement expenses of $8.8 million and $2.8 million during the three-month periods ending April 5, 2026 and March 30, 2025, respectively in connection with the bankruptcy of Oldco and lawsuits related to talc products sold by Oldco.

Income (Loss) from Operations

The Company recorded income from operations of $58.7 million and loss from operations of $160.1 million during the three-month periods ending April 5, 2026 and March 30, 2025, respectively. Income (loss) from operations includes litigation expenses in connection with Oldco’s bankruptcy filing and lawsuits related to talc products sold by Oldco of $8.8 million and $2.8 million during the three-month periods ended April 5, 2026 and March 30, 2025, respectively. Prior year loss from operations includes a provision for litigation accrual of $215 million and restructuring costs of $5.5 million for the three-month period ended March 30, 2025.

Other Non-Operating Deductions, net

In the first quarter of 2026, non-operating deductions were $12.8 million, as compared with $16.2 million in the prior year. Included in other non-operating deductions in the first quarter of 2026 was net interest expense of $13.3 million, as compared to $14.2 million in the first quarter of the prior year.

Provision (Benefit) for Taxes on Income

Provision for taxes on income was $9.9 million, as compared with a benefit for taxes on loss of $32.1 million in the prior year. The effective tax rate was 21.5%, as compared with 18.2% in the prior year. The rate was primarily higher due to the provision for litigation accrual recorded in the first quarter of 2025.

Net Income (Loss) Attributable to MTI Shareholders

Net income attributable to MTI shareholders was $36.2 million for the three-month period ended April 5, 2026 and included a $6.6 million charge, net of tax. This charge consisted of litigation expenses.

Net loss attributable to MTI shareholders was $144.0 million for the three-month period ended March 30, 2025 and included a $180.4 million charge, net of tax. This charge consisted of a provision for litigation accrual and credit losses, restructuring and other items, and litigation expenses.

Segment Review

The following discussions highlight the operating results for each of our two segments.

	Three Months Ended
	Apr. 5,	Mar. 30,	%
Consumer & Specialties Segment	2026	2025	Change
	(in millions of dollars)
Net Sales
Household & Personal Care	$142.4	$123.1	16%
Specialty Additives	154.2	145.2	6%
Total net sales	$296.6	$268.3	11%

Income from operations	$32.5	$27.5	18%
% of net sales	11.0%	10.2%

Net sales in the Consumer & Specialties segment was $296.6 million for the three-month period ended April 5, 2026, as compared with $268.3 million in the prior year. Household & Personal Care sales increased 16% to $142.4 million, as compared with $123.1 million in the prior year, driven by cat litter, animal health, and edible oil and renewable fuel purification sales. Sales in Specialty Additives increased 6% to $154.2 million as compared with prior year primarily driven by higher sales to paper and packaging customers.

Income from operations was $32.5 million, as compared to $27.5 million in the prior year.

	Three Months Ended
	Apr. 5,	Mar. 30,	%
Engineered Solutions Segment	2026	2025	Change
	(in millions of dollars)
Net Sales
High-Temperature Technologies	$183.3	$169.4	8%
Environmental & Infrastructure	67.0	54.1	24%
Total net sales	$250.3	$223.5	12%

Income from operations	$39.3	$33.6	17%
% of net sales	15.7%	15.0%

Net sales in the Engineered Solutions segment increased 12% to $250.3 million from $223.5 million in the prior year. High-Temperature Technologies sales increased 8% to $183.3 million, as compared with $169.4 million in the prior year, primarily related to higher sales to steel customers and supported by a stable performance in our foundry business. Environmental & Infrastructure sales increased 24% to $67.0 million, as compared with $54.1 million in the prior year driven by strength in environmental lining systems, infrastructure drilling, and offshore water treatment.

Income from operations was $39.3 million and 15.7% of sales, as compared with $33.6 million and 15.0% of sales in the prior year.

Liquidity and Capital Resources

Cash flow provided by operations during the three-month period ended April 5, 2026, was approximately $32.1 million. Cash flows from operations during the first three months of 2026 were principally used to fund capital expenditures, repurchase shares, and to pay the Company’s dividend to common shareholders. The aggregate maturities of long-term debt are as follows: remainder of 2026 - $4.9 million; 2027 - $6.0 million; 2028 - $405.8 million; 2029 - $5.7 million; 2030 - $5.7 million; thereafter - $540.5 million.

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

As of April 5, 2026, there were $6.0 million in loans and $9.2 million in letters of credit outstanding under the Revolving Facility.

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

The Company has a committed loan facility in Japan. As of April 5, 2026, $0.3 million was outstanding under this loan facility. Principal will be repaid in accordance with the payment schedule ending in 2026. The Company repaid $0.1 on this loan during the first three months of 2026.

As part of the Concept Pet acquisition, the Company assumed $1.9 million in long-term debt, recorded at fair value, consisting of two terms loans, one that matured in 2025 and one that matures in 2027.  The outstanding loan has annual payments and carries a variable interest rate. The Company did not make any repayments on this loan during the first three months of 2026.

As of April 5, 2026, the Company had $18.3 million in uncommitted short-term bank credit lines, of which none were in use. The credit lines are primarily outside the U.S. and are generally one year in term at competitive market rates at large, well-established institutions. The Company typically uses its available credit lines to fund working capital requirements or local capital spending needs.

               We anticipate that capital expenditures for 2026 should be between $90 million and $100 million, principally related to opportunities to improve our operations and meet our strategic growth objectives. We expect to meet our other long-term financing requirements from internally generated funds and committed and uncommitted bank credit lines.

In the second quarter of 2023, the Company entered into a new floating to fixed interest rate swap for a notional amount of $150 million. The fair value of this instrument at April 5, 2026 is a liability less than $0.1 million.

On October 16, 2024, the Company's Board of Directors authorized the Company's management to repurchase, at its discretion, up to $200 million of the Company's shares. As of April 5, 2026, 1,079,712 shares have been repurchased under this program for $66.7 million, or an average price of approximately $61.74 per share. This authorization has no expiration date.

The Company is required to make future payments under various contracts, including debt agreements and lease agreements. The Company also has commitments to fund its pension plans and provide payments for other post-retirement benefit plans. During the three-month period ended April 5, 2026, there were no material changes in the Company’s contractual obligations.

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

Although the Chapter 11 Cases are progressing, it is not possible to predict how the District Court will rule on the pending motions, the form of any ultimate resolution, or when an ultimate resolution might occur at this time. Accordingly, the Company is unable to estimate the possible loss or range of loss related to the amount that will be necessary to fully and finally resolve all of the Chapter 11 Debtors’ current and future talc-related claims in connection with a confirmed Chapter 11 plan of reorganization beyond the amount accrued. See Note 12 to the Condensed Consolidated Financial Statements included in this report for more information.

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

Forward-looking statements are necessarily based on assumptions, estimates and limited information available at the time they are made. A broad variety of risks and uncertainties, both known and unknown, as well as the inaccuracy of assumptions and estimates, can affect the realization of the expectations or forecasts in these statements. Many of these risks and uncertainties are difficult to predict or are beyond the Company’s control. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. Significant factors that could affect the expectations and forecasts include worldwide general economic, business, and industry conditions; the cyclicality of our customers’ businesses and their changing regional demands; our ability to compete in very competitive industries; consolidation in customer industries, principally paper, foundry and steel; our ability to renew or extend long term sales contracts for our satellite operations; our ability to generate cash to service our debt; our ability to comply with the covenants in the agreements governing our debt; our ability to effectively achieve and implement our growth initiatives or consummate the transactions described in the statements; our ability to successfully develop new products; our ability to defend our intellectual property; the increased risks of doing business abroad including with respect to changes in tariffs; the availability of raw materials and access to ore reserves at our mining operations, or increases in costs of raw materials, energy, or shipping; compliance with or changes to regulation in the areas of environmental, health and safety, and tax; risks and uncertainties related to the voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code filed by our subsidiaries BMI Oldco Inc. (f/k/a Barretts Minerals Inc.) and Barretts Ventures Texas LLC; claims for legal, environmental and tax matters or product stewardship issues; operating risks and capacity limitations affecting our production facilities; seasonality of some of our businesses; cybersecurity and other threats relating to our information technology systems; and other risk factors set forth under “Item 1A — Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, and in Exhibit 99 to this Quarterly Report on Form 10-Q.

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

There have been no material changes to the critical accounting estimates that our accounting policies require us to make in the preparation of our consolidated financial statements, as described in the 2025 Annual Report on Form 10-K.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in market prices and foreign currency and interest rates. We are exposed to market risk because of changes in foreign currency exchange rates as measured against the U.S. dollar. We do not anticipate that near-term changes in exchange rates will have a material impact on our future earnings or cash flows. However, there can be no assurance that a sudden and significant decline in the value of foreign currencies would not have a material adverse effect on our financial condition and results of operations. A portion of our long-term bank debt bears interest at variable rates; therefore, our results of operations would be affected by interest rate changes to the extent of such outstanding bank debt. An immediate 10 percent change in interest rates would not have a material effect on our results of operations over the next fiscal year. A one-percent change in interest rates, inclusive of the impact of our interest rate derivatives, would result in $4.2 million in incremental interest charges on an annual basis.

We do not enter into derivatives or other financial instruments for trading or speculative purposes. When appropriate, we enter into derivative financial instruments, such as forward exchange contracts, hedges, and interest rate swaps, to mitigate the impact of foreign exchange rate movements and interest rate movements on our operating results. The counterparties are major financial institutions. Such forward exchange contracts, hedges and interest rate swaps would not subject us to additional risk from exchange rate or interest rate movements because gains and losses on these contracts would offset losses and gains on the assets, liabilities, and transactions being hedged.

In the second quarter of 2023, the Company entered into a floating to fixed interest rate swap for a notional amount of $150 million. The fair value of this instrument at April 5, 2026 is a liability less than $0.1 million.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended April 5, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.  Risk Factors

For a description of Risk Factors, see Exhibit 99 attached to this report. There have been no material changes to our risk factors from those disclosed in our 2025 Annual Report on Form 10-K.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

	Total		Total Number of	Dollar Value of
	Number	Average	Shares Purchased as	Shares that May
	of Shares	Price Paid	Part of the Publicly	Yet be Purchased
	Purchased	Per Share	Announced Program	Under the Program
January 1 - February 1	31,902	$65.80	1,032,024	$136,653,990
February 2 - March 1	18,049	$71.38	1,050,073	$135,365,651
March 2 - April 5	29,639	$68.51	1,079,712	$133,334,952
Total	79,590	$68.08

On October 16, 2024, the Company’s Board of Directors authorized the Company’s management to repurchase, at its discretion, up to $200 million of the Company’s shares. As of April 5, 2026, 1,079,712 shares have been repurchased under this program for $66.7 million, or an average price of approximately $61.74 per share. This authorization has no expiration date.

ITEM 3.  Default Upon Senior Securities

Not applicable.

ITEM 4.  Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Quarterly Report on Form 10-Q.

ITEM 5.  Other Information

During the three-month period ended April 5, 2026, none of our directors or executive officers adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

May 1, 2026