Form 10-Q
period 2026-07-05
MINERALS TECHNOLOGIES INC
filed 2026-07-31
CIK 891014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 5, 2026

or

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 22, 2026, there were 31,128,762 shares of common stock, par value of $0.10 per share, of the registrant outstanding.

MINERALS TECHNOLOGIES INC.
INDEX TO FORM 10-Q

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Statements of Income (Loss) for the three-month and six-month periods ended July 5, 2026 and June 29, 2025 (Unaudited)	3

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three-month and six-month periods ended July 5, 2026 and June 29, 2025 (Unaudited)	4

	Condensed Consolidated Balance Sheets as of July 5, 2026 (Unaudited) and December 31, 2025	5

	Condensed Consolidated Statements of Cash Flows for the six-month periods ended July 5, 2026 and June 29, 2025 (Unaudited)	6

	Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three-month periods ended July 5, 2026, and April 5, 2026 and June 29, 2025, and March 30, 2025 (Unaudited)	7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	9

	Report of Independent Registered Public Accounting Firm	22

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	35

Item 4.	Controls and Procedures	35

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3.	Default Upon Senior Securities	36

Item 4.	Mine Safety Disclosures	36

Item 5.	Other Information	36

Item 6.	Exhibits	36

Signature		37

PART 1. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	Jul. 5,	Jun. 29,	Jul. 5,	Jun. 29,
(in millions of dollars, except per share data)	2026	2025	2026	2025

Net sales	$548.4	$528.9	$1,095.3	$1,020.7
Cost of goods sold	414.6	392.0	830.4	764.2
Production margin	133.8	136.9	264.9	256.5

Marketing and administrative expenses	53.3	52.2	110.8	102.8
Research and development expenses	5.9	5.7	12.0	11.5
Provision for litigation accrual and credit losses	290.0	-	290.0	215.0
Restructuring and other items	-	5.8	-	11.3
Gain on sale of assets, net	-	(5.6)	-	(5.6)
Litigation expenses	4.9	4.2	13.7	7.0

Income (loss) from operations	(220.3)	74.6	(161.6)	(85.5)

Interest expense, net	(12.1)	(13.6)	(25.4)	(27.8)
Other non-operating income (deductions), net	1.1	(1.9)	1.6	(3.9)
Total non-operating deductions, net	(11.0)	(15.5)	(23.8)	(31.7)

Income (loss) before tax and equity in earnings	(231.3)	59.1	(185.4)	(117.2)
Provision (benefit) for taxes on income	(46.2)	13.9	(36.3)	(18.2)
Equity in earnings of affiliates, net of tax	2.5	1.1	3.8	2.3

Net income (loss)	(182.6)	46.3	(145.3)	(96.7)
Less:
Net income attributable to non-controlling interests	1.0	0.9	2.1	1.9
Net income (loss) attributable to Minerals Technologies Inc.	$(183.6)	$45.4	$(147.4)	$(98.6)

Earnings (loss) per share:

Basic:
Net income (loss) attributable to Minerals Technologies Inc.	$(5.90)	$1.44	$(4.74)	$(3.11)

Diluted:
Net income (loss) attributable to Minerals Technologies Inc.	$(5.90)	$1.44	$(4.74)	$(3.11)

Cash dividends declared per common share	$0.12	$0.11	$0.24	$0.22

Shares used in computation of earnings (loss) per share:
Basic	31.1	31.6	31.1	31.7
Diluted	31.1	31.6	31.1	31.7

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	Jul. 5,	Jun. 29,	Jul. 5,	Jun. 29,
(in millions of dollars)	2026	2025	2026	2025

Net income (loss)	$(182.6)	$46.3	$(145.3)	$(96.7)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(7.1)	30.0	(20.5)	39.8
Pension and postretirement plan adjustments	-	0.1	-	0.2
Unrealized gain (loss) on derivative instruments	0.8	-	0.9	(0.2)
Total other comprehensive income (loss), net of tax	(6.3)	30.1	(19.6)	39.8
Total comprehensive income (loss) including non-controlling interests	(188.9)	76.4	(164.9)	(56.9)
Comprehensive income attributable to non-controlling interests	0.8	1.2	1.7	1.5
Comprehensive income (loss) attributable to Minerals Technologies Inc.	$(189.7)	$75.2	$(166.6)	$(58.4)

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Jul. 5,	Dec. 31,
(in millions of dollars)	2026*	2025**
ASSETS
Current assets:
Cash and cash equivalents	$342.2	$329.0
Short-term investments	4.0	3.6
Accounts receivable, net	412.6	400.1
Inventories	355.6	350.2
Prepaid expenses and other current assets	69.3	72.7
Total current assets	1,183.7	1,155.6

Property, plant, and equipment	2,329.9	2,308.9
Less accumulated depreciation and depletion	(1,297.0)	(1,283.9)

Property, plant, and equipment, net	1,032.9	1,025.0
Goodwill	915.9	915.9
Intangible assets	202.4	208.7
Deferred income taxes	15.4	15.2
Other assets and deferred charges	144.9	148.6
Total assets	$3,495.2	$3,469.0

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term debt	$6.0	$0.4
Current maturities of long-term debt	6.0	6.3
Accounts payable	202.6	187.9
Other current liabilities	613.9	360.8
Total current liabilities	828.5	555.4

Long-term debt, net of unamortized discount and deferred financing costs	952.9	955.0
Deferred income taxes	29.7	90.7
Accrued pension and postretirement benefits	14.0	19.5
Other non-current liabilities	93.3	98.7
Total liabilities	1,918.4	1,719.3

Commitments and contingencies

Shareholders’ equity:
Common stock	5.0	5.0
Additional paid-in capital	547.8	535.1
Retained earnings	2,327.0	2,481.9
Accumulated other comprehensive loss	(359.6)	(340.4)
Less common stock held in treasury	(975.3)	(968.2)

Total Minerals Technologies Inc. shareholders’ equity	1,544.9	1,713.4
Non-controlling interests	31.9	36.3
Total shareholders’ equity	1,576.8	1,749.7
Total liabilities and shareholders’ equity	$3,495.2	$3,469.0

*    Unaudited
**  Condensed from audited financial statements

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	Jul. 5,	Jun. 29,
(in millions of dollars)	2026	2025
Operating Activities:

Net loss	$(145.3)	$(96.7)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, and amortization	48.4	45.5
Reduction of right of use asset	8.4	7.8
Provision for litigation accrual and credit losses	290.0	215.0
Restructuring and other items	-	11.3
Other non-cash items, net	(50.7)	(40.1)
Net changes in operating assets and liabilities	(55.7)	(84.3)
Net cash provided by operating activities	95.1	58.5

Investing Activities:

Purchases of property, plant, and equipment	(50.3)	(47.4)
Proceeds from sale of short-term investments	6.3	3.9
Purchases of short-term investments	(6.3)	(5.5)
Other investing activities	(12.3)	(8.7)
Net cash used in investing activities	(62.6)	(57.7)

Financing Activities:

Net proceeds from issuance of short-term debt	5.6	12.5
Repayment of long-term debt	(3.3)	(1.6)
Purchase of common stock for treasury	(7.1)	(30.5)
Proceeds from issuance of stock under option plan	10.2	0.1
Excess tax benefits related to stock incentive programs	(3.3)	(3.5)
Dividends paid to non-controlling interests	(6.1)	(3.7)
Cash dividends paid	(7.5)	(7.0)
Net cash used in financing activities	(11.5)	(33.7)

Effect of exchange rate changes on cash and cash equivalents	(7.8)	13.6

Net increase (decrease) in cash and cash equivalents	13.2	(19.3)
Cash and cash equivalents at beginning of period	329.0	333.1
Cash and cash equivalents at end of period	$342.2	$313.8

Supplemental disclosure of cash flow information:
Interest paid	$37.4	$26.7
Income taxes paid	$22.2	$40.1

Non-cash financing activities:
Treasury stock purchases settled after period end	$-	$0.3
Excise tax charged to equity not paid	$-	$0.2

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Equity Attributable to MTI
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury	Non-controlling
(in millions of dollars)	Stock	Capital	Earnings	Loss	Stock	Interests	Total
Balance as of December 31, 2025	$5.0	$535.1	$2,481.9	$(340.4)	$(968.2)	$36.3	$1,749.7

Net income	-	-	36.2	-	-	1.1	37.3
Other comprehensive loss, net	-	-	-	(13.1)	-	(0.2)	(13.3)
Dividends declared	-	-	(3.7)	-	-	-	(3.7)
Dividends paid to non-controlling interests	-	-	-	-	-	(3.8)	(3.8)
Issuance of shares pursuant to employee stock compensation plans	-	1.0	-	-	-	-	1.0
Purchase of common stock for treasury	-	-	-	-	(5.4)	-	(5.4)
Stock-based compensation	-	3.1	-	-	-	-	3.1
Conversion of RSU's for tax withholding	-	(3.4)	-	-	-	-	(3.4)
Balance as of April 5, 2026	$5.0	$535.8	$2,514.4	$(353.5)	$(973.6)	$33.4	$1,761.5

Net income (loss)	-	-	(183.6)	-	-	1.0	(182.6)
Other comprehensive loss, net	-	-	-	(6.1)	-	(0.2)	(6.3)
Dividends declared	-	-	(3.8)	-	-	-	(3.8)
Dividends paid to non-controlling interests	-	-	-	-	-	(2.3)	(2.3)
Issuance of shares pursuant to employee stock compensation plans	-	9.2	-	-	-	-	9.2
Purchase of common stock for treasury	-	-	-	-	(1.7)	-	(1.7)
Stock-based compensation	-	2.8	-	-	-	-	2.8
Balance as of July 5, 2026	$5.0	$547.8	$2,327.0	$(359.6)	$(975.3)	$31.9	$1,576.8

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Equity Attributable to MTI
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury	Non-controlling
(in millions of dollars)	Stock	Capital	Earnings	Loss	Stock	Interests	Total
Balance as of December 31, 2024	$5.0	$523.9	$2,514.5	$(387.1)	$(909.3)	$36.2	$1,783.2

Net income (loss)	-	-	(144.0)	-	-	1.0	(143.0)
Other comprehensive income (loss), net	-	-	-	10.3	-	(0.6)	9.7
Dividends declared	-	-	(3.6)	-	-	-	(3.6)
Issuance of shares pursuant to employee stock compensation plans	-	0.1	-	-	-	-	0.1
Purchase of common stock for treasury	-	-	-	-	(11.5)	-	(11.5)
Stock-based compensation	-	3.0	-	-	-	-	3.0
Conversion of RSU's for tax withholding	-	(3.1)	-	-	-	-	(3.1)
Balance as of March 30, 2025	$5.0	$523.9	$2,366.9	$(376.8)	$(920.8)	$36.6	$1,634.8

Net income	-	-	45.4	-	-	0.9	46.3
Other comprehensive income, net	-	-	-	29.9	-	0.2	30.1
Dividends declared	-	-	(3.4)	-	-	-	(3.4)
Dividends paid to non-controlling interests	-	-	-	-	-	(3.7)	(3.7)
Purchase of common stock for treasury	-	-	-	-	(19.1)	-	(19.1)
Stock-based compensation	-	3.0	-	-	-	-	3.0
Balance as of June 29, 2025	$5.0	$526.9	$2,408.9	$(346.9)	$(939.9)	$34.0	$1,688.0

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by management of Minerals Technologies Inc. (together with its subsidiaries, the “Company,” “MTI,” “we,” “us,” or “our”) in accordance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included. The results for the three and six-month periods ended July 5, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

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

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the Condensed Consolidated Financial Statements for the three and six-month periods ended July 5, 2026.

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

Note 2.  Revenue from Contracts with Customers

The following table disaggregates our revenue by major source (product line) for the three and six-month periods ended July 5, 2026 and June 29, 2025:

(in millions of dollars)	Three Months Ended		Six Months Ended
	Jul. 5,	Jun. 29,	Jul. 5,	Jun. 29,
Net Sales	2026	2025	2026	2025

Household & Personal Care	$123.4	$127.4	$265.8	$250.5
Specialty Additives	151.1	150.3	305.3	295.5
Consumer & Specialties Segment	274.5	277.7	571.1	546.0

High-Temperature Technologies	190.3	178.4	373.6	347.8
Environmental & Infrastructure	83.6	72.8	150.6	126.9
Engineered Solutions Segment	273.9	251.2	524.2	474.7

Total net sales	$548.4	$528.9	$1,095.3	$1,020.7

Note 3.  Earnings (loss) per Share (EPS)

Basic earnings (loss) per share are based upon the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are based upon the weighted average number of common shares outstanding during the period, assuming the issuance of common shares for all potentially dilutive common shares outstanding.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Six Months Ended
	Jul. 5,	Jun. 29,	Jul. 5,	Jun. 29,
(in millions of dollars, except per share data)	2026	2025	2026	2025

Net income (loss) attributable to Minerals Technologies Inc.	$(183.6)	$45.4	$(147.4)	$(98.6)

Weighted average shares outstanding	31.1	31.6	31.1	31.7
Dilutive effect of stock options and deferred restricted stock units	-	-	-	-
Weighted average shares outstanding, adjusted	31.1	31.6	31.1	31.7

Basic earnings (loss) per share attributable to Minerals Technologies Inc.	$(5.90)	$1.44	$(4.74)	$(3.11)

Diluted earnings (loss) per share attributable to Minerals Technologies Inc.	$(5.90)	$1.44	$(4.74)	$(3.11)

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Of the options outstanding of 1,534,827 and 1,594,166 for the three and six-month periods ended July 5, 2026 and June 29, 2025, respectively, options to purchase 409,025 shares and 1,387,282 shares of common stock for the three and six-month periods ending July 5, 2026 and June 29, 2025, respectively, were not included in the computation of diluted earnings (loss) per share because they were anti-dilutive, as the exercise prices of the options were greater than the average market price of the common shares. Due to our net loss for the three-month period ended July 5, 2026 and the six-month periods ended July 5, 2026 and June 29, 2025, all options to purchase shares were anti-dilutive and were excluded for these periods.

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

The following table outlines the amount of restructuring charges recorded within the Condensed Consolidated Statements of Income (Loss) and the segment they relate to:

	Three Months Ended		Six Months Ended
	Jul. 5,	Jun. 29,	Jul. 5,	Jun. 29,
(in millions of dollars)	2026	2025	2026	2025
Write-down of assets
Consumer & Specialties	$-	$1.7	$-	$1.7
Engineered Solutions	-	1.7	-	1.7
Total charge for asset write-downs	$-	$3.4	$-	$3.4

Severance and other related costs
Consumer & Specialties	$-	$1.6	$-	$4.1
Engineered Solutions	-	0.8	-	1.6
Corporate	-	-	-	2.2
Total severance and other related costs	$-	$2.4	$-	$7.9
Total restructuring and other items	$-	$5.8	$-	$11.3

At July 5, 2026, the Company had $3.8 million included within other current liabilities in the Condensed Consolidated Balance Sheet for cash expenditures needed to satisfy remaining obligations under workforce reduction initiatives. The Company expects to pay these amounts within the next twelve months.

The following table is a reconciliation of our restructuring liability balance relating to workforce reductions as of July 5, 2026:

(in millions of dollars)
Restructuring liability, December 31, 2025	$4.9
Cash payments	(1.1)
Restructuring liability, July 5, 2026	$3.8

Note 5.  Income Taxes

Provision (benefit) for taxes was $(46.2) million and $(36.3) million during the three and six-month periods ended July 5, 2026. Provision (benefit) for taxes was $13.9 million and $(18.2) million during the three and six-month periods ended June 29, 2025. The benefit from taxes for the six-month period ended June 29, 2025 relates to pre-tax losses, primarily as a result of the provision for litigation accrual and credit losses recorded in the first quarter of 2025. The effective tax rate was 20.0% for the three-month period ended July 5, 2026, as compared with 23.5% for the three-month period ended June 29, 2025. The effective tax rate was 19.6% for the six-month period ended July 5, 2026, as compared with 15.5% for the six-month period ended June 29, 2025. The lower rate in the current year was primarily due to the provision for the litigation accrual and credit losses.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of July 5, 2026, the Company had approximately $6.0 million of total unrecognized income tax benefits. Included in this amount were a total of $4.5 million of unrecognized income tax benefits that, if recognized, would affect the Company’s effective tax rate. While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

The Company’s accounting policy is to recognize interest and penalties accrued, relating to unrecognized income tax or benefit as part of its provision for income taxes. The Company recorded net immaterial additions during the three-month period ended July 5, 2026 and had an accrued balance of $0.8 million of interest and penalties as of July 5, 2026.

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

Note 6.  Inventories

The following is a summary of inventories by major category:

	Jul. 5,	Dec. 31,
(in millions of dollars)	2026	2025
Raw materials	$161.0	$160.6
Work-in-process	10.1	13.3
Finished goods	122.4	117.3
Packaging and supplies	62.1	59.0
Total inventories	$355.6	$350.2

Note 7.  Goodwill and Other Intangible Assets

Goodwill and other intangible assets with indefinite lives are not amortized, but instead are assessed for impairment, at least annually. The carrying amount of goodwill was $915.9 million for both periods as of July 5, 2026 and December 31, 2025.

Acquired intangible assets subject to amortization as of July 5, 2026 and December 31, 2025 were as follows:

		Jul. 5, 2026		Dec. 31, 2025
	Weighted Average	Gross		Gross
	Useful Life	Carrying	Accumulated	Carrying	Accumulated
(in millions of dollars)	(Years)	Amount	Amortization	Amount	Amortization
Tradenames	34	$221.4	$69.8	$221.4	$67.6
Technology	20	18.8	15.7	18.8	15.5
Patents and trademarks	19	6.4	6.4	6.4	6.4
Customer relationships	21	79.6	31.9	80.4	28.8
	29	$326.2	$123.8	$327.0	$118.3

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The weighted average amortization period for acquired intangible assets subject to amortization is approximately 29 years. Estimated amortization expense is $5.7 million for the remainder of 2026, $46.0 million for 2027–2030 and $150.7 million thereafter.

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

The Company utilizes interest rate swaps to limit exposure to market fluctuations on floating-rate debt. In the second quarter of 2023, the Company entered into a floating to fixed interest rate swap for a notional amount of $150 million. This interest rate swap matured in May 2026. In the second quarter of 2026, the Company entered into a new floating to fixed interest rate swap for a notional amount of $150 million. The fair value of this swap is an asset of $1.1 million at July 5, 2026 and is recorded in other assets and deferred charges on the Condensed Consolidated Balance Sheet. This interest rate swap is designated as a cash flow hedge. As a result, the gains and losses associated with this interest rate swap are recorded in accumulated other comprehensive income (loss).

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9.  Long-Term Debt and Commitments

The following is a summary of long-term debt:

	Jul. 5,	Dec. 31,
(in millions of dollars)	2026	2025
Secured Credit Agreement:
Term Loan due 2031, net of unamortized deferred financing cost and original issue discount of $6.1 million and $6.5 million	$560.3	$562.7

Senior Notes:
5.00% due 2028, net of unamortized deferred financing costs of $1.9 million and $2.3 million	398.1	397.7
Other debt	0.5	0.9
Total	$958.9	$961.3
Less: Current maturities of long-term debt	6.0	6.3
Total long-term debt	$952.9	$955.0

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of July 5, 2026, there were $6.0 million in loans and $9.2 million in letters of credit outstanding under the Revolving Facility.

On June 30, 2020, the Company issued $400 million aggregate principal amount of "Notes". The Notes were issued pursuant to an indenture, dated as of June 30, 2020, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Indenture”). The Notes bear an interest rate of 5.0% per annum payable semi-annually on January 1 and July 1 of each year, beginning on January 1, 2021. The Notes are unconditionally guaranteed on a senior unsecured basis by each of the Company’s existing and future wholly owned domestic restricted subsidiaries that is a borrower under or that guarantees the Company’s obligations under its Senior Secured Credit Facilities or that guarantees the Company’s or any of the Company’s wholly owned domestic subsidiaries’ long-term indebtedness in an aggregate amount in excess of $50 million.

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

The Company had a committed loan facility in Japan. In the second quarter of 2026, the Company repaid the remaining balance of $0.4 million.

As part of the acquisition of Concept Pet Heimtierprodukte GmbH (“Concept Pet”) in 2022, the Company assumed $1.9 million in long-term debt, recorded at fair value, consisting of two terms loans, one that matured in 2025 and one that matures in 2027. The outstanding loan has annual payments and carries a variable interest rate. The Company did not make any repayments on this loan during the first six months of 2026.

As of July 5, 2026, the Company had $16.4 million in uncommitted short-term bank credit lines, of which none were in use.

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

Components of Net Periodic Benefit Cost

	Pension Benefits
	Three Months Ended		Six Months Ended
	Jul. 5,	Jun. 29,	Jul. 5,	Jun. 29,
(in millions of dollars)	2026	2025	2026	2025
Service cost	$1.0	$1.0	$1.9	$2.0
Interest cost	4.0	4.2	8.0	8.4
Expected return on plan assets	(5.9)	(5.5)	(11.8)	(11.0)
Amortization:
Recognized net actuarial loss	-	0.2	0.1	0.4
Net periodic benefit cost	$(0.9)	$(0.1)	$(1.8)	$(0.2)

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Postretirement Benefits
	Three Months Ended		Six Months Ended
	Jul. 5,	Jun. 29,	Jul. 5,	Jun. 29,
(in millions of dollars)	2026	2025	2026	2025
Service cost	$-	$-	$-	$-
Interest cost	0.1	-	0.1	-
Amortization:
Recognized net actuarial gain	(0.1)	(0.1)	(0.2)	(0.2)
Net periodic benefit cost	$-	$(0.1)	$(0.1)	$(0.2)

Amortization amounts of prior service costs and recognized net actuarial losses are recorded, net of tax, as increases to accumulated other comprehensive income.

The Company expects to contribute approximately $10.8 million to its pension plans and $0.1 million to its other postretirement benefit plans in 2026. As of July 5, 2026, $3.6 million has been contributed to the pension plans and no contributions have been made to the other postretirement benefit plans.

Note 11.  Comprehensive Income

The following table summarizes the amounts reclassified out of accumulated other comprehensive loss attributable to the Company:

	Three Months Ended		Six Months Ended
	Jul. 5,	Jun. 29,	Jul. 5,	Jun. 29,
(in millions of dollars)	2026	2025	2026	2025
Amortization of pension items:
Pre-tax amount	$(0.1)	$0.1	$(0.1)	$0.2
Tax	0.1	-	0.1	-
Net of tax	$-	$0.1	$-	$0.2

The pre-tax amounts in the table above are included within the components of net periodic pension benefit cost (see Note 10 to the Condensed Consolidated Financial Statements) and the tax amounts are included within the provision (benefit) for taxes on income line within the Condensed Consolidated Statements of Income (Loss).

The major components of accumulated other comprehensive loss, net of related tax, attributable to MTI are as follows:

	Foreign Currency		Net Gain (Loss)
	Translation	Unrecognized	on Derivative
(in millions of dollars)	Adjustment	Pension Costs	Instruments	Total
Balance as of December 31, 2025	$(360.9)	$10.3	$10.2	$(340.4)
Other comprehensive income (loss) before reclassifications	(20.1)	-	0.9	(19.2)
Amounts reclassified from AOCI	-	-	-	-
Net current period other comprehensive income (loss)	(20.1)	-	0.9	(19.2)
Balance as of July 5, 2026	$(381.0)	$10.3	$11.1	$(359.6)

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

As of July 5, 2026, we had 986 open cases related to certain talc products previously sold by Oldco, which is an increase in volume from previous years. The following table details case activity related to talc products previously sold by Oldco:

	Three Months Ended		Six Months Ended
	Jul. 5,	Jun. 29,	Jul. 5,	Jun. 29,
(number of claims)	2026	2025	2026	2025
Claims pending, beginning of period	978	715	914	684
Claims filed	55	68	169	135
Less: Claims dismissed, settled, or otherwise resolved	47	8	97	44
Claims pending, end of period	986	775	986	775

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

On May 14, 2025, the Bankruptcy Court entered a Report and Recommendation (i) recommending that the District Court determine whether any of the talc sold by Oldco contained sufficient quantity and form of asbestos to cause mesothelioma or other asbestos-related diseases and (ii) abating the Chapter 11 Cases pending a determination by the District Court. On June 22, 2026, the District Court adopted the Bankruptcy Court's recommendation. The District Court proceedings are ongoing. The Company supports this path forward.

            On June 29, 2026, to satisfy a deadline imposed by the Bankruptcy Court, the Company filed a Plan of Reorganization in the Chapter 11 Cases ("the Parent Plan"). The Parent Plan would provide for, among other things:

  The funding of a Talc Personal Injury Trust with $450 million from the Company for the payment of current and future talc-related claims;
  Issuance of a channeling injunction pursuant to section 524(g) of the Bankruptcy Code to address all current and future talc-related claims through the Trust;
  Release of estate claims against the Company; and
  The Company's waiver of more than $100 million in claims against the Chapter 11 Debtors related to pre-petition and post-petition funding.

           The Parent Plan is subject in all respects to the resolution of the District Court proceedings. On July 16, 2026, the District Court confirmed that the Chapter 11 Cases remain abated pending a determination by the District Court. On July 21, 2026, the Bankruptcy Court entered an order canceling all hearings and deadlines in the bankruptcy case and confirming that the abatement is in full force pending any further order from the District Court.

In the first quarter of 2025, the Company recorded a provision to establish an accrual of $215 million for estimated costs to fund a trust to resolve all current and future talc-related claims as well as fund the Chapter 11 Cases and related litigation costs (including the aforementioned $30 million increase to the maximum principal amount of the DIP Credit Agreement). Concurrent with the filing of the Parent Plan, the Company recorded a charge of $290 million in the second quarter of 2026 to increase the Company's reserve for estimated costs. The parties have not yet reached a final resolution of all matters in the Chapter 11 Cases, and the Company is unable to estimate the possible loss or range of loss beyond the amount accrued.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The broader litigation and regulatory environments for talc-related claims continue to evolve. Moreover, although the Chapter 11 Cases are progressing, it is not possible at this time to predict how the District Court will rule on the matters before it, the form of any ultimate resolution or when an ultimate resolution might occur. Given the foregoing factors, it is reasonably possible that the Company will incur a loss for liabilities associated with talc claims in excess of the amount accrued. This risk is based on the potential for new talc-related claims that could eventually be asserted together with their associated disposition cost and related legal costs, despite the automatic stay with respect to claims against the Chapter 11 Debtors, taking into account the portion of such hypothetical claims that may be subject to indemnification by Pfizer, as well as the inability to predict the amount that may ultimately be necessary to fully and finally resolve all of the Chapter 11 Debtors’ future talc-related claims in connection with a confirmed Chapter 11 plan of reorganization. In light of the uncertainties involved in such matters, the resolution of, or recognition of additional liabilities in connection with, current or future talc claims could have a material adverse effect on the Company’s results of operations, cash flows, and financial condition.

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

Segment revenues, expenses, operating income, and a reconciliation of the operating segment totals to the applicable line items on the Condensed Consolidated Financial Statements are as follows for the three and six-month periods ended July 5, 2026 and June 29, 2025:

	Three Months Ended
	Jul. 5, 2026			Jun. 29, 2025
	Consumer &	Engineered		Consumer &	Engineered
(in millions of dollars)	Specialties	Solutions	Total	Specialties	Solutions	Total
Net sales	$274.5	$273.9	$548.4	$277.7	$251.2	$528.9
Cost of goods sold	224.5	190.1	414.6	218.1	173.9	392.0
Segment production margin	50.0	83.8	133.8	59.6	77.3	136.9
Marketing and administrative expenses	17.4	32.4	49.8	19.1	31.1	50.2
Research and development expenses	3.3	2.6	5.9	3.2	2.5	5.7
Restructuring and other items	-	-	-	3.3	2.5	5.8
Gain on sale of assets, net	-	-	-	-	(5.6)	(5.6)
Segment income from operations	$29.3	$48.8	$78.1	$34.0	$46.8	$80.8

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended
	Jul. 5, 2026			Jun. 29, 2025
	Consumer &	Engineered		Consumer &	Engineered
(in millions of dollars)	Specialties	Solutions	Total	Specialties	Solutions	Total
Net sales	$571.1	$524.2	$1,095.3	$546.0	$474.7	$1,020.7
Cost of goods sold	465.3	365.1	830.4	433.8	330.4	764.2
Segment production margin	105.8	159.1	264.9	112.2	144.3	256.5
Marketing and administrative expenses	37.4	65.6	103.0	38.3	61.3	99.6
Research and development expenses	6.6	5.4	12.0	6.6	4.9	11.5
Restructuring and other items	-	-	-	5.8	3.3	9.1
Gain on sale of assets, net	-	-	-	-	(5.6)	(5.6)
Segment income from operations	$61.8	$88.1	$149.9	$61.5	$80.4	$141.9

	Three Months Ended		Six Months Ended
	Jul. 5,	Jun. 29,	Jul. 5,	Jun. 29,
(in millions of dollars)	2026	2025	2026	2025
Segment income from operations	$78.1	$80.8	$149.9	$141.9
Interest expense, net	(12.1)	(13.6)	(25.4)	(27.8)
Other non-operating income (deductions), net	1.1	(1.9)	1.6	(3.9)
Unallocated expenses:
Provision for litigation accrual and credit losses	290.0	-	290.0	215.0
Restructuring and other items	-	-	-	2.2
Litigation expenses	4.9	4.2	13.7	7.0
Unallocated corporate expenses	3.5	2.0	7.8	3.2
Income (loss) before tax and equity in earnings	$(231.3)	$59.1	$(185.4)	$(117.2)

Segment information is as follows for the three and six-month periods ended July 5, 2026 and June 29, 2025:

	Three Months Ended		Six Months Ended
	Jul. 5,	Jun. 29,	Jul. 5,	Jun. 29,
(in millions of dollars)	2026	2025	2026	2025
Depreciation, Depletion, and Amortization
Consumer & Specialties	$11.3	$10.1	$23.0	$20.9
Engineered Solutions	12.2	11.9	25.4	24.6
Total	$23.5	$22.0	$48.4	$45.5

Capital Expenditures
Consumer & Specialties	$14.7	$18.9	$28.4	$30.4
Engineered Solutions	11.2	8.5	20.1	14.3
Corporate	1.3	1.7	1.8	2.7
Total	$27.2	$29.1	$50.3	$47.4

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company’s segment assets as of July 5, 2026 and December 31, 2025 are as follows:

	Jul. 5,	Dec. 31,
(in millions of dollars)	2026	2025
Segment Assets
Consumer & Specialties	$1,335.9	$1,333.4
Engineered Solutions	2,071.0	2,043.9
Corporate	88.3	91.7
Total	$3,495.2	$3,469.0

The Company’s sales by product category are as follows:

	Three Months Ended		Six Months Ended
	Jul. 5,	Jun. 29,	Jul. 5,	Jun. 29,
(in millions of dollars)	2026	2025	2026	2025
Household & Personal Care	$123.4	$127.4	$265.8	$250.5
Specialty Additives	151.1	150.3	305.3	295.5
High-Temperature Technologies	190.3	178.4	373.6	347.8
Environmental & Infrastructure	83.6	72.8	150.6	126.9
Total	$548.4	$528.9	$1,095.3	$1,020.7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Minerals Technologies Inc.:

Results of Review of Interim Financial Information

We have reviewed the condensed consolidated balance sheet of Minerals Technologies Inc. and subsidiaries (the Company) as of July 5, 2026, the related condensed consolidated statements of income (loss) and comprehensive income (loss) for the three-month and six-month periods ended July 5, 2026 and June 29, 2025, the related condensed consolidated statements of cash flows for the six-month periods ended July 5, 2026 and June 29, 2025, the related condensed consolidated statements of changes in shareholders’ equity for the three-month periods ended July 5, 2026 and April 5, 2026 and June 29, 2025 and March 30, 2025 and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2025, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 20, 2026, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2025 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
July 31, 2026

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Our consolidated sales for the second quarter of 2026 were $548.4 million, an increase of 4% as compared with $528.9 million in the prior year. Loss from operations was $220.3 million, as compared with income of $74.6 million in the prior year. In the second quarter of 2026, the Company recorded a charge of $290 million to increase the Company's reserve for estimated costs to fund a trust to resolve all current and future talc-related claims for alleged exposure to asbestos-contaminated talc products sold by the Company's subsidiary BMI Oldco Inc (f/k/a Barretts Minerals Inc.) ("Oldco") as well as fund the bankruptcy of the Company's subsidiaries Oldco and Barretts Ventures Texas LLC ("BVT" and together with Oldco, the Chapter 11 Debtors"), and related litigation costs. Also included in income (loss) from operations for the second quarter of 2026 and 2025 was $4.9 million and $4.2 million, respectively of litigation expenses incurred in connection with the bankruptcy of Oldco and lawsuits related to talc products sold by Oldco.

Net loss in the second quarter of 2026 was $183.6 million, as compared to net income of $45.4 million in the second quarter of 2025. Diluted loss in the second quarter of 2026 was $5.90 per share, as compared with earnings of $1.44 per share in the second quarter of 2025.

Our balance sheet continues to be strong. Cash, cash equivalents and short-term investments were $346.2 million as of July 5, 2026 and the Company had more than $700 million of available liquidity, including cash on hand as well as availability under its revolving credit facility. We believe that these factors will allow us to meet our anticipated funding requirements.

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

Results of Operations

Three-month period ended July 5, 2026 as compared with three-month period ended June 29, 2025

Consolidated Income (Loss) Statement Review

	Three Months Ended
	Jul. 5,	Jun. 29,	%
(in millions of dollars)	2026	2025	Change

Net sales	$548.4	$528.9	4%
Cost of goods sold	414.6	392.0	6%
Production margin	133.8	136.9	(2)%
Production margin %	24.4%	25.9%

Marketing and administrative expenses	53.3	52.2	2%
Research and development expenses	5.9	5.7	4%
Provision for litigation accrual and credit losses	290.0	-	*
Restructuring and other items	-	5.8	*
Gain on sale of assets, net	-	(5.6)	*
Litigation expenses	4.9	4.2	17%

Income (loss) from operations	(220.3)	74.6	*
Operating margin %	*	14.1%

Interest expense, net	(12.1)	(13.6)	(11)%
Other non-operating income (deductions), net	1.1	(1.9)	*
Total non-operating deductions, net	(11.0)	(15.5)	(29)%

Income (loss) before tax and equity in earnings	(231.3)	59.1	*
Provision (benefit) for taxes on income	(46.2)	13.9	*
Effective tax rate	20.0%	23.5%

Equity in earnings of affiliates, net of tax	2.5	1.1	127%

Net income (loss)	(182.6)	46.3	*

Net income attributable to non-controlling interests	1.0	0.9	11%
Net income (loss) attributable to Minerals Technologies Inc.	$(183.6)	$45.4	*

*    Percentage not meaningful

Net Sales

	Three Months Ended			Three Months Ended
	Jul. 5, 2026			Jun. 29, 2025
(in millions of dollars)	Net Sales	% of Total Net Sales	% Change	Net Sales	% of Total Net Sales
U.S.	$275.4	50%	(2)%	$281.9	53%
International	273.0	50%	11%	247.0	47%
Total net sales	$548.4	100%	4%	$528.9	100%

Consumer & Specialties Segment	$274.5	50%	(1)%	$277.7	52%
Engineered Solutions Segment	273.9	50%	9%	251.2	48%
Total net sales	$548.4	100%	4%	$528.9	100%

Worldwide net sales increased by 4% to $548.4 million in the second quarter from $528.9 million in the prior year. Foreign exchange had a favorable impact on sales of $7 million in the second quarter of 2026.

Net sales in the United States decreased to $275.4 million in the second quarter of 2026 from $281.9 million in the second quarter of 2025. International sales increased to $273.0 million from $247.0 million in the prior year.

Operating Costs and Expenses

Cost of goods sold was $414.6 million and represented 75.6% of sales for the three-month period ended July 5, 2026, as compared with $392.0 million and 74.1% of sales in the prior year. Production margin decreased from 25.9% of sales in the prior year to 24.4% of sales in the second quarter of 2026.

Marketing and administrative costs were $53.3 million and 9.7% of sales for the three-month period ended July 5, 2026, as compared to $52.2 million and 9.9% of sales in the prior year.

Research and development expenses were $5.9 million and represented 1.1% of sales for the three-month period ended July 5, 2026, as compared with $5.7 million and 1.1% of sales in the prior year.

          In the second quarter of 2026, the Company filed a Plan of Reorganization in the Chapter 11 case of its subsidiary Oldco Inc. which would provide for, among other things, the funding of a trust to resolve all current and future talc related claims for alleged exposure to asbestos-contaminated talc products sold by Oldco. Accordingly, the Company recorded a charge of $290 million to increase the Company's accrual for estimated costs.

The Company recorded a $5.8 million charge in restructuring and other items primarily for the write-down of assets and other charges relating to the consolidation of two facilities and a $5.6 million net gain on the final installment for the sale of refractories manufacturing assets in China during the three-month period ending June 29, 2025.

The Company recorded litigation and settlement expenses of $4.9 million and $4.2 million during the three-month periods ending July 5, 2026 and June 29, 2025, respectively in connection with the bankruptcy of Oldco and lawsuits related to talc products sold by Oldco.

Income (Loss) from Operations

The Company recorded a loss from operations of $220.3 million as compared to income of $74.6 million in the prior year. Loss from operations includes a $290 million charge to increase the Company's accrual for estimated bankruptcy costs for the three-month period ended July 5, 2026. Income (loss) from operations includes litigation expenses in connection with Oldco’s bankruptcy filing and lawsuits related to talc products sold by Oldco of $4.9 million and $4.2 million during the three-month periods ended July 5, 2026 and June 29, 2025, respectively.

The Company recorded a $5.8 million charge in restructuring and other items primarily for the write-down of assets and other charges relating to the consolidation of two facilities and a $5.6 million net gain on the final installment for the sale of refractories manufacturing assets in China during the three-month period ending June 29, 2025.

Other Non-Operating Deductions, net

In the second quarter of 2026, non-operating deductions were $11.0 million, as compared with $15.5 million in the prior year. Included in other non-operating deductions in the second quarter of 2026 was net interest expense of $12.1 million, as compared to $13.6 million in the second quarter of the prior year.

Provision (Benefit) for Taxes on Income

Provision (benefit) for taxes on income was $(46.2) million, as compared with $13.9 million in the prior year. The effective tax rate was 20.0%, as compared with 23.5% in the prior year. The tax benefit was attributable to the litigation accrual.

Net Income (Loss) Attributable to MTI Shareholders

Net loss attributable to MTI shareholders was $183.6 million for the three-month period ended July 5, 2026, and included a $233.4 million charge, net of tax. This charge primarily consisted of a $290 million charge to increase the Company's accrual for estimated bankruptcy costs.

           Net income attributable to MTI shareholders was $45.4 million for the three-month period ended June 29, 2025, and included a $3.5 million charge, net of tax. This charge consisted of restructuring and other items and litigation expenses, offset by a net gain on sale of assets.

Segment Review

The following discussions highlight the operating results for each of our two segments.

	Three Months Ended
	Jul. 5,	Jun. 29,	%
Consumer & Specialties Segment	2026	2025	Change
	(in millions of dollars)
Net Sales
Household & Personal Care	$123.4	$127.4	(3)%
Specialty Additives	151.1	150.3	1%
Total net sales	$274.5	$277.7	(1)%

Income from operations	$29.3	$34.0	(14)%
% of net sales	10.7%	12.2%

Net sales in the Consumer & Specialties segment were $274.5 million for the three-month period ended July 5, 2026, as compared with $277.7 million in the prior year. Household & Personal Care sales decreased 3% to $123.4 million, as compared with $127.4 million in the prior year, primarily driven by lower sales in high-margin consumer specialty products. Sales in Specialty Additives increased 1% to $151.1 million as compared with $150.3 million in the prior year, primarily driven by higher sales to paper and packaging customers.

Income from operations was $29.3 million, as compared to $34.0 million in the prior year due to unfavorable mix as well as higher energy, transportation, and raw material costs that were not fully recovered within the quarter due to the timing of contractual pricing adjustments. Included in income from operations for the three-month period ended June 29, 2025 were $3.3 million of restructuring and other items.

	Three Months Ended
	Jul. 5,	Jun. 29,	%
Engineered Solutions Segment	2026	2025	Change
	(in millions of dollars)
Net Sales
High-Temperature Technologies	$190.3	$178.4	7%
Environmental & Infrastructure	83.6	72.8	15%
Total net sales	$273.9	$251.2	9%

Income from operations	$48.8	$46.8	4%
% of net sales	17.8%	18.6%

Net sales in the Engineered Solutions segment increased 9% to $273.9 million from $251.2 million in the prior year. High-Temperature Technologies sales increased 7% to $190.3 million, as compared with $178.4 million in the prior year, primarily driven by continued higher sales to steel customers in the U.S. and foundry businesses in Asia. Environmental & Infrastructure sales increased 15% to $83.6 million, as compared with $72.8 million in the prior year driven by stronger sales related to building materials, large-scale project activity, and infrastructure drilling.

Income from operations was $48.8 million and 17.8% of sales, as compared with $46.8 million and 18.6% of sales in the prior year. Included in income from operations for the three-month period ended June 29, 2025 were $2.5 million of restructuring and other items, which was offset by a $5.6 million net gain on the final installment for the sale of refractories manufacturing assets in China.

Six-month period ended July 5, 2026 as compared with six-month period ended June 29, 2025

Consolidated Income (Loss) Statement Review

	Six Months Ended
	Jul. 5,	Jun. 29,	%
(in millions of dollars)	2026	2025	Change

Net sales	$1,095.3	$1,020.7	7%
Cost of goods sold	830.4	764.2	9%
Production margin	264.9	256.5	3%
Production margin %	24.2%	25.1%

Marketing and administrative expenses	110.8	102.8	8%
Research and development expenses	12.0	11.5	4%
Provision for litigation accrual and credit losses	290.0	215.0	*
Restructuring and other items	-	11.3	*
Gain on sale of assets, net	-	(5.6)	*
Litigation expenses	13.7	7.0	96%

Loss from operations	(161.6)	(85.5)	*
Operating margin %	*	*

Interest expense, net	(25.4)	(27.8)	(9)%
Other non-operating income (deductions), net	1.6	(3.9)	*
Total non-operating deductions, net	(23.8)	(31.7)	(25)%

Loss before tax and equity in earnings	(185.4)	(117.2)	*
Benefit for taxes on income	(36.3)	(18.2)	99%
Effective tax rate	19.6%	15.5%

Equity in earnings of affiliates, net of tax	3.8	2.3	65%

Net loss	(145.3)	(96.7)	*

Net income attributable to non-controlling interests	2.1	1.9	11%
Net loss attributable to Minerals Technologies Inc.	$(147.4)	$(98.6)	*

*    Percentage not meaningful

Net Sales

	Six Months Ended			Six Months Ended
	Jul. 5, 2026			Jun. 29, 2025
(in millions of dollars)	Net Sales	% of Total Net Sales	% Change	Net Sales	% of Total Net Sales
U.S.	$556.0	51%	2%	$544.3	53%
International	539.3	49%	13%	476.4	47%
Total net sales	$1,095.3	100%	7%	$1,020.7	100%

Consumer & Specialties Segment	$571.1	52%	5%	$546.0	54%
Engineered Solutions Segment	524.2	48%	10%	474.7	46%
Total net sales	$1,095.3	100%	7%	$1,020.7	100%

Total net sales increased 7% from the previous year to $1,095.3 million. Net sales in the United States increased 2% to $556.0 million from $544.3 million in the prior year. International sales increased by 13% to $539.3 million from $476.4 million in the prior year.

Operating Costs and Expenses

Cost of goods sold increased 9% from the prior year and was 75.8% of sales, as compared with 74.9% in the prior year. Gross margin decreased to 24.2% of sales as compared with 25.1% of sales in the prior year.

Marketing and administrative costs were $110.8 million and 10.1% of sales for the six-month period ended July 5, 2026, as compared to $102.8 million and 10.1% of sales in the prior year.

Research and development expenses were $12.0 million and represented 1.1% of sales for the six-month period ended July 5, 2026, as compared with $11.5 million and 1.1% of sales in the prior year.

During the six-month period ended July 5, 2026, the Company filed a Plan of Reorganization in the Chapter 11 case of its subsidiary, Oldco, which would provide for, among other things, the funding of a trust to resolve all current and future talc-related claims for alleged exposure to asbestos-contaminated talc products sold by Oldco. Accordingly, the Company recorded a charge of $290 million to increase the Company's accrual for estimated costs.

During the six-month periods ended July 5, 2026 and June 29, 2025, the Company also recorded litigation expenses of $13.7 million and $7.0 million, respectively, in connection with Oldco’s bankruptcy filing and lawsuits related to talc products sold by Oldco.

In addition, during the six-month period ended June 29, 2025, the Company recorded an $11.3 million restructuring and other items charge for the write-down of assets and severance and other costs, offset by a $5.6 million net gain on the final installment for the sale of refractories manufacturing assets in China.

Loss from Operations

The Company recorded a loss from operations of $161.6 million for the six-month period ended July 5, 2026, as compared to a loss of $85.5 million in the prior year. Loss from operations included a provision for litigation accrual and credit losses of $290 million and $215 million for the six-month periods ended July 5, 2026 and June 29, 2025, respectively. In addition, during the six-month end June 29, 2025, the Company recorded an $11.3 million restructuring and other items charge for the write-down of assets and severance and other costs, offset by a $5.6 million net gain on the final installment for the sale of refractories manufacturing assets in China.

Loss from operations during the six-month periods ended July 5, 2026 and June 29, 2025 includes $13.7 million and $7.0 million, respectively, of litigation expenses in connection with Oldco’s bankruptcy filing and lawsuits related to talc products sold by Oldco.

Other Non-Operating Income (Deductions), net

The Company recorded non-operating deductions of $23.8 million for the six-month period ended July 5, 2026, as compared with $31.7 million in the prior year. Included in non-operating income (deductions) for the six-month periods ended July 5, 2026 and June 29, 2025 is $25.4 million and $27.8 million, respectively, of net interest expense.

Benefit for Taxes on Income

Benefit for taxes on income was $36.3 million, as compared to $18.2 million in the prior year. The effective tax rate was 19.6%, as compared to 15.5% in the prior year. The tax benefit was attributable to the litigation accrual.

Net Loss Attributable to MTI Shareholders

Net loss attributable to MTI shareholders was $147.4 million during the six-month period ended July 5, 2026, and included a $240.0 million charge, net of tax. This charge consisted of a provision for litigation accrual and credit losses and litigation expenses.

           Net loss attributable to MTI shareholders was $98.6 million during the six-month period ended June 29, 2025, and included a $183.9 million charge, net of tax. This charge consisted of a provision for litigation accrual and credit losses, restructuring and other items, litigation expenses, and a net gain on sale of assets.

Segment Review

The following discussions highlight the operating results for each of our two segments.

	Six Months Ended
	Jul. 5,	Jun. 29,	%
Consumer & Specialties Segment	2026	2025	Change
	(in millions of dollars)
Net Sales
Household & Personal Care	$265.8	$250.5	6%
Specialty Additives	305.3	295.5	3%
Total net sales	$571.1	$546.0	5%

Income from operations	$61.8	$61.5	0%
% of net sales	10.8%	11.3%

Net sales in the Consumer & Specialties segment increased 5% to $571.1 million from $546.0 million in the prior year. Household & Personal Care sales increased 6% to $265.8 million as compared to $250.5 million in the prior year driven by animal health, and edible oil and renewable fuel purification sales. Sales in Specialty Additives increased 3% to $305.3 million as compared to $295.5 million in the prior year, driven by higher sales to paper and packaging customers.

Income from operations was $61.8 million and 10.8% of sales as compared to $61.5 million and 11.3% of sales in the prior year. Included in income from operations for the six-month period ended June 29, 2025 are $5.8 million of restructuring and other items.

	Six Months Ended
	Jul. 5,	Jun. 29,	%
Engineered Solutions Segment	2026	2025	Change
	(in millions of dollars)
Net Sales
High-Temperature Technologies	$373.6	$347.8	7%
Environmental & Infrastructure	150.6	126.9	19%
Total net sales	$524.2	$474.7	10%

Income from operations	$88.1	$80.4	10%
% of net sales	16.8%	16.9%

Net sales in the Engineered Solutions segment increased to $524.2 million from $474.7 million in the prior year. High-Temperature Technologies’ sales increased 7% to $373.6 million as compared to $347.8 million in the prior year, primarily driven by continued higher sales to steel customers and foundry businesses in Asia. Environmental & Infrastructure sales increased 19% to $150.6 million from $126.9 million in the prior year, primarily driven by stronger sales related to building materials, large-scale project activity, and infrastructure drilling.

Income from operations was $88.1 million and 16.8% of net sales as compared to $80.4 million and 16.9% of sales in the prior year. Included in income from operations for the six-month period ended June 29, 2025 are $3.3 million of restructuring and other items, offset by a $5.6 million net gain on the final installment for the sale of refractories manufacturing assets in China.

Liquidity and Capital Resources

Cash flow provided by operations during the six-month period ended July 5, 2026, was approximately $95.1 million. Cash flows from operations during the first six months of 2026 were principally used to fund capital expenditures, repurchase shares, and to pay the Company’s dividend to common shareholders. The aggregate maturities of long-term debt are as follows: remainder of 2026 - $3.1 million; 2027 - $6.0 million; 2028 - $405.8 million; 2029 - $5.7 million; 2030 - $5.7 million; thereafter - $540.5 million.

On November 26, 2024, the Company entered into a Refinancing Facility Agreement and Incremental Facility Amendment (the “Amendment”) to amend the Company’s previous credit agreement (the “Previous Credit Agreement;" the previous credit agreement, as amended by the Amendment, being the “Amended Credit Agreement”). The Amendment provides for, among other things, a new senior secured revolving credit facility with aggregate commitments of $400 million (the “Revolving Facility”), a portion of which may be used for the issuance of letters of credit and swingline loans, and a new senior secured term loan facility with aggregate commitments of $575 million (the “Term Loan Facility” and, together with the Revolving Facility, the “Senior Secured Credit Facilities”). The Revolving Facility and the Term Loan Facility replace the facilities under the Previous Credit Agreement, which provided for, among other things, a $550 million senior secured term loan facility and a $300 million senior secured revolving credit facility. The maturity date for loans and commitments under the Revolving Facility is November 26, 2029, and the maturity date for loans under the Term Loan Facility is November 26, 2031; provided that the maturity dates of the Revolving Facility and the Term Loan Facility will be adjusted to the date that is 91 days prior to the stated maturity date of the Company’s 5.0% Senior Notes due 2028 (the “Notes”) unless, prior to the date that is 91 days prior to the stated maturity date of the Notes, all amounts in excess of $50 million of the Notes have been either (a) refinanced with indebtedness permitted under the Amended Credit Agreement maturing later than 90 days after the scheduled maturity date of the Revolving Facility or of the Term Loan Facility, as applicable, or (b) repaid, discharged or repaid (other than with the proceeds of any indebtedness maturing earlier than 91 days after the scheduled maturity date of the Revolving Facility or of the Term Loan Facility, as applicable).  Loans under the Term Loan Facility amortize at a rate equal to 1.00% per annum, payable in equal quarterly installments, and were issued with original issue discount at 99.875% of par.

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

As of July 5, 2026, there were $6.0 million in loans and $9.2 million in letters of credit outstanding under the Revolving Facility.

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

The Company had a committed loan facility in Japan. In the second quarter of 2026, the Company repaid the remaining balance of $0.4 million.

As part of the Concept Pet acquisition, the Company assumed $1.9 million in long-term debt, recorded at fair value, consisting of two terms loans, one that matured in 2025 and one that matures in 2027. The outstanding loan has annual payments and carries a variable interest rate. The Company did not make any repayments on this loan during the first six months of 2026.

As of July 5, 2026, the Company had $16.4 million in uncommitted short-term bank credit lines, of which none were in use. The credit lines are primarily outside the U.S. and are generally one year in term at competitive market rates at large, well-established institutions. The Company typically uses its available credit lines to fund working capital requirements or local capital spending needs.

We anticipate that capital expenditures for 2026 should be approximately $100 million, principally related to opportunities to improve our operations and meet our strategic growth objectives. We expect to meet our other long-term financing requirements from internally generated funds and committed and uncommitted bank credit lines.

In the second quarter of 2023, the Company entered into a new floating to fixed interest rate swap for a notional amount of $150 million. This instrument matured in May 2026. In the second quarter of 2026, the Company entered into a new floating to fixed interest rate swap for a notional amount of $150 million. The fair value of this instrument at July 5, 2026 is an asset of $1.1 million.

On October 16, 2024, the Company’s Board of Directors authorized the Company’s management to repurchase, at its discretion, up to $200 million of the Company’s shares. As of July 5, 2026, 1,102,129 shares have been repurchased under this program for $68.3 million, or an average price of approximately $62.00 per share. This authorization has no expiration date.

The Company is required to make future payments under various contracts, including debt agreements and lease agreements. The Company also has commitments to fund its pension plans and provide payments for other post-retirement benefit plans. During the six-month period ended July 5, 2026, there were no material changes in the Company’s contractual obligations.

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

The Chapter 11 Debtors’ ultimate goal in the Chapter 11 Cases is to confirm a plan of reorganization under Section 524(g) of the U.S. Bankruptcy Code and utilize this provision of the Bankruptcy Code to establish a trust that will address all current and future talc-related claims. On June 29, 2026, to satisfy a deadline imposed by the Bankruptcy Court, the Company filed a Plan of Reorganization in the Chapter 11 Cases ("the Parent Plan"). The Parent Plan would provide for, among other things:
  The funding of a Talc Personal Injury Trust with $450 million from the Company for the payment of current and future talc-related claims;
  Issuance of a channeling injunction pursuant to section 524(g) of the Bankruptcy Code to address all current and future talc-related claims through the Trust;
  Release of estate claims against the Company; and
  The Company's waiver of more than $100 million in claims against the Chapter 11 Debtors related to pre-petition and post-petition funding.
On May 14, 2025, the Bankruptcy Court entered a Report and Recommendation (i) recommending that the District Court determine whether any of the talc sold by Oldco contained sufficient quantity and form of asbestos to cause mesothelioma or other asbestos-related diseases and (ii) abating the Chapter 11 Cases pending a determination by the District Court. On June 22, 2026, the District Court adopted the Bankruptcy Court’s recommendation. The District Court proceedings are ongoing. The Parent Plan is subject in all respects to the resolution of the District Court proceedings.  Discussions regarding the terms of a potential consensual plan of reorganization and the ultimate amount to be contributed to any trust are ongoing.

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

In the first quarter of 2025, the Company recorded a provision to establish an accrual of $215 million for estimated costs to fund a trust to resolve all current and future talc-related claims as well as fund the Chapter 11 Cases and related litigation costs (including the aforementioned $30 million increase to the maximum principal amount of the DIP Credit Agreement). Concurrent with the filing of the Parent Plan, the Company recorded a charge of $290 million in the second quarter of 2026 to increase the Company’s reserve for estimated costs. The parties have not yet reached a final resolution of all matters in the Chapter 11 Cases, and the Company is unable to estimate the possible loss or range of loss beyond the amount accrued.

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

Although the Chapter 11 Cases are progressing, it is not possible to predict how the District Court will rule on the matters before it, the form of any ultimate resolution, or when an ultimate resolution might occur at this time. Accordingly, the Company is unable to estimate the possible loss or range of loss related to the amount that will be necessary to fully and finally resolve all of the Chapter 11 Debtors’ current and future talc-related claims in connection with a confirmed Chapter 11 plan of reorganization beyond the amount accrued. See Note 12 to the Condensed Consolidated Financial Statements included in this report for more information.

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

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in market prices and foreign currency and interest rates. We are exposed to market risk because of changes in foreign currency exchange rates as measured against the U.S. dollar. We do not anticipate that near-term changes in exchange rates will have a material impact on our future earnings or cash flows. However, there can be no assurance that a sudden and significant decline in the value of foreign currencies would not have a material adverse effect on our financial condition and results of operations. A portion of our long-term bank debt bears interest at variable rates; therefore, our results of operations would be affected by interest rate changes to the extent of such outstanding bank debt. An immediate 10 percent change in interest rates would not have a material effect on our results of operations over the next fiscal year. A one-percent change in interest rates, inclusive of the impact of our interest rate derivatives, would result in $0.0 million in incremental interest charges on an annual basis.

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

In the second quarter of 2023, the Company entered into a floating to fixed interest rate swap for a notional amount of $150 million. This instrument matured in May 2026. In the second quarter of 2026, the Company entered into a new floating to fixed interest rate swap for a notional amount of $150 million. The fair value of this instrument at July 5, 2026 is an asset of $1.1 million.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended July 5, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

	Total		Total Number of	Dollar Value of
	Number	Average	Shares Purchased as	Shares that May
	of Shares	Price Paid	Part of the Publicly	Yet be Purchased
	Purchased	Per Share	Announced Program	Under the Program
April 6 - May 3	14,933	$71.24	1,094,645	$132,271,051
May 4 - May 31	7,484	$80.15	1,102,129	$131,671,215
June 1 - July 5	-	$-	1,102,129	$131,671,215
Total	22,417	$74.22

On October 16, 2024, the Company’s Board of Directors authorized the Company’s management to repurchase, at its discretion, up to $200 million of the Company’s shares. As of July 5, 2026, 1,102,129 shares have been repurchased under this program for $68.3 million, or an average price of approximately $62.00 per share. This authorization has no expiration date.

ITEM 3.  Default Upon Senior Securities

Not applicable.

ITEM 4.  Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Quarterly Report on Form 10-Q.

ITEM 5.  Other Information

During the three-month period ended July 5, 2026, none of our directors or executive officers adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

July 31, 2026