Form 10-Q
period 2026-10-04
MINERALS TECHNOLOGIES INC
filed 2026-10-30
CIK 891014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 4, 2026

or

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

As of October 23, 2026, there were 31,068,249 shares of common stock, par value of $0.10 per share, of the registrant outstanding.

MINERALS TECHNOLOGIES INC.
INDEX TO FORM 10-Q

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Statements of Income (Loss) for the three-month and nine-month periods ended October 4, 2026 and September 28, 2025 (Unaudited)	3

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three-month and nine-month periods ended October 4, 2026 and September 28, 2025 (Unaudited)	4

	Condensed Consolidated Balance Sheets as of October 4, 2026 (Unaudited) and December 31, 2025	5

	Condensed Consolidated Statements of Cash Flows for the nine-month periods ended October 4, 2026 and September 28, 2025 (Unaudited)	6

	Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three-month periods ended October 4, 2026, July 5, 2026, and April 5, 2026 and September 28, 2025, June 29, 2025 and March 30, 2025 (Unaudited)	7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	9

	Report of Independent Registered Public Accounting Firm	23

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	36

Item 4.	Controls and Procedures	37

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3.	Default Upon Senior Securities	37

Item 4.	Mine Safety Disclosures	37

Item 5.	Other Information	38

Item 6.	Exhibits	38

Signature		39

PART 1. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Oct. 4,	Sep. 28,	Oct. 4,	Sep. 28,
(in millions of dollars, except per share data)	2026	2025	2026	2025

Net sales	$554.9	$532.4	$1,650.2	$1,553.1
Cost of goods sold	425.7	395.4	1,256.1	1,159.6
Production margin	129.2	137.0	394.1	393.5

Marketing and administrative expenses	52.0	53.0	162.8	155.8
Research and development expenses	5.7	5.6	17.7	17.1
Provision for litigation accrual and credit losses	-	-	290.0	215.0
Restructuring and other items	-	-	-	11.3
Gain on sale of assets, net	-	-	-	(5.6)
Litigation expenses	6.7	7.5	20.4	14.5

Income (loss) from operations	64.8	70.9	(96.8)	(14.6)

Interest expense, net	(12.1)	(13.8)	(37.5)	(41.6)
Other non-operating income (deductions), net	0.3	(0.5)	1.9	(4.4)
Total non-operating deductions, net	(11.8)	(14.3)	(35.6)	(46.0)

Income (loss) before tax and equity in earnings	53.0	56.6	(132.4)	(60.6)
Provision (benefit) for taxes on income	12.2	13.5	(24.1)	(4.7)
Equity in earnings of affiliates, net of tax	3.0	1.1	6.8	3.4

Net income (loss)	43.8	44.2	(101.5)	(52.5)
Less:
Net income attributable to non-controlling interests	1.1	1.2	3.2	3.1
Net income (loss) attributable to Minerals Technologies Inc.	$42.7	$43.0	$(104.7)	$(55.6)

Earnings (loss) per share:

Basic:
Net income (loss) attributable to Minerals Technologies Inc.	$1.37	$1.37	$(3.37)	$(1.76)

Diluted:
Net income (loss) attributable to Minerals Technologies Inc.	$1.37	$1.37	$(3.37)	$(1.76)

Cash dividends declared per common share	$0.12	$0.11	$0.36	$0.33

Shares used in computation of earnings (loss) per share:
Basic	31.1	31.3	31.1	31.6
Diluted	31.2	31.3	31.1	31.6

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Oct. 4,	Sep. 28,	Oct. 4,	Sep. 28,
(in millions of dollars)	2026	2025	2026	2025

Net income (loss)	$43.8	$44.2	$(101.5)	$(52.5)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(6.9)	(5.0)	(27.4)	34.8
Pension and postretirement plan adjustments	-	0.1	-	0.3
Unrealized gain (loss) on derivative instruments	2.0	(0.1)	2.9	(0.3)
Total other comprehensive income (loss), net of tax	(4.9)	(5.0)	(24.5)	34.8
Total comprehensive income (loss) including non-controlling interests	38.9	39.2	(126.0)	(17.7)
Comprehensive income attributable to non-controlling interests	1.2	0.8	2.9	2.2
Comprehensive income (loss) attributable to Minerals Technologies Inc.	$37.7	$38.4	$(128.9)	$(19.9)

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Oct. 4,	Dec. 31,
(in millions of dollars)	2026*	2025**
ASSETS
Current assets:
Cash and cash equivalents	$372.1	$329.0
Short-term investments	6.9	3.6
Accounts receivable, net	421.7	400.1
Inventories	368.2	350.2
Prepaid expenses and other current assets	65.6	72.7
Total current assets	1,234.5	1,155.6

Property, plant, and equipment	2,346.5	2,308.9
Less accumulated depreciation and depletion	(1,310.8)	(1,283.9)

Property, plant, and equipment, net	1,035.7	1,025.0
Goodwill	915.5	915.9
Intangible assets	199.4	208.7
Deferred income taxes	15.9	15.2
Other assets and deferred charges	147.4	148.6
Total assets	$3,548.4	$3,469.0

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term debt	$-	$0.4
Current maturities of long-term debt	5.9	6.3
Accounts payable	219.3	187.9
Other current liabilities	624.1	360.8
Total current liabilities	849.3	555.4

Long-term debt, net of unamortized discount and deferred financing costs	951.9	955.0
Deferred income taxes	31.3	90.7
Accrued pension and postretirement benefits	12.0	19.5
Other non-current liabilities	92.3	98.7
Total liabilities	1,936.8	1,719.3

Commitments and contingencies

Shareholders’ equity:
Common stock	5.0	5.0
Additional paid-in capital	551.1	535.1
Retained earnings	2,366.0	2,481.9
Accumulated other comprehensive loss	(364.6)	(340.4)
Less common stock held in treasury	(978.8)	(968.2)

Total Minerals Technologies Inc. shareholders’ equity	1,578.7	1,713.4
Non-controlling interests	32.9	36.3
Total shareholders’ equity	1,611.6	1,749.7
Total liabilities and shareholders’ equity	$3,548.4	$3,469.0

*    Unaudited
**  Condensed from audited financial statements

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	Oct. 4,	Sep. 28,
(in millions of dollars)	2026	2025
Operating Activities:

Net loss	$(101.5)	$(52.5)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, and amortization	71.9	67.9
Reduction of right of use asset	12.6	11.7
Provision for litigation accrual and credit losses	290.0	215.0
Restructuring and other items	-	11.3
Pension funding	(4.8)	(6.4)
Other non-cash items, net	(44.1)	(37.0)
Net changes in operating assets and liabilities	(53.1)	(80.6)
Net cash provided by operating activities	171.0	129.4

Investing Activities:

Purchases of property, plant, and equipment	(74.3)	(74.7)
Proceeds from sale of short-term investments	6.3	7.8
Purchases of short-term investments	(9.0)	(11.7)
Other investing activities	(14.6)	(16.7)
Net cash used in investing activities	(91.6)	(95.3)

Financing Activities:

Net proceeds from (repayments of) short-term debt	(0.4)	8.2
Repayment of long-term debt	(4.9)	(3.2)
Purchase of common stock for treasury	(10.6)	(47.5)
Proceeds from issuance of stock under option plan	10.6	0.6
Excess tax benefits related to stock incentive programs	(3.3)	(3.5)
Dividends paid to non-controlling interests	(6.3)	(4.1)
Cash dividends paid	(11.2)	(10.4)
Net cash used in financing activities	(26.1)	(59.9)

Effect of exchange rate changes on cash and cash equivalents	(10.2)	12.3

Net increase (decrease) in cash and cash equivalents	43.1	(13.5)
Cash and cash equivalents at beginning of period	329.0	333.1
Cash and cash equivalents at end of period	$372.1	$319.6

Supplemental disclosure of cash flow information:
Interest paid	$46.1	$46.5
Income taxes paid	$35.8	$53.2

Non-cash financing activities:
Treasury stock purchases settled after period end	$0.1	$0.2
Excise tax charged to equity not paid	$-	$0.2

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Equity Attributable to MTI
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury	Non-controlling
(in millions of dollars)	Stock	Capital	Earnings	Loss	Stock	Interests	Total
Balance as of December 31, 2025	$5.0	$535.1	$2,481.9	$(340.4)	$(968.2)	$36.3	$1,749.7

Net income	-	-	36.2	-	-	1.1	37.3
Other comprehensive loss, net	-	-	-	(13.1)	-	(0.2)	(13.3)
Dividends declared	-	-	(3.7)	-	-	-	(3.7)
Dividends paid to non-controlling interests	-	-	-	-	-	(3.8)	(3.8)
Issuance of shares pursuant to employee stock compensation plans	-	1.0	-	-	-	-	1.0
Purchase of common stock for treasury	-	-	-	-	(5.4)	-	(5.4)
Stock-based compensation	-	3.1	-	-	-	-	3.1
Conversion of RSU's for tax withholding	-	(3.4)	-	-	-	-	(3.4)
Balance as of April 5, 2026	$5.0	$535.8	$2,514.4	$(353.5)	$(973.6)	$33.4	$1,761.5

Net income (loss)	-	-	(183.6)	-	-	1.0	(182.6)
Other comprehensive loss, net	-	-	-	(6.1)	-	(0.2)	(6.3)
Dividends declared	-	-	(3.8)	-	-	-	(3.8)
Dividends paid to non-controlling interests	-	-	-	-	-	(2.3)	(2.3)
Issuance of shares pursuant to employee stock compensation plans	-	9.2	-	-	-	-	9.2
Purchase of common stock for treasury	-	-	-	-	(1.7)	-	(1.7)
Stock-based compensation	-	2.8	-	-	-	-	2.8
Balance as of July 5, 2026	$5.0	$547.8	$2,327.0	$(359.6)	$(975.3)	$31.9	$1,576.8

Net income	-	-	42.7	-	-	1.1	43.8
Other comprehensive income (loss), net	-	-	-	(5.0)	-	0.1	(4.9)
Dividends declared	-	-	(3.7)	-	-	-	(3.7)
Dividends paid to non-controlling interests	-	-	-	-	-	(0.2)	(0.2)
Issuance of shares pursuant to employee stock compensation plans	-	0.4	-	-	-	-	0.4
Purchase of common stock for treasury	-	-	-	-	(3.5)	-	(3.5)
Stock-based compensation	-	2.9	-	-	-	-	2.9
Balance as of October 4, 2026	$5.0	$551.1	$2,366.0	$(364.6)	$(978.8)	$32.9	$1,611.6

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Equity Attributable to MTI
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury	Non-controlling
(in millions of dollars)	Stock	Capital	Earnings	Loss	Stock	Interests	Total
Balance as of December 31, 2024	$5.0	$523.9	$2,514.5	$(387.1)	$(909.3)	$36.2	$1,783.2

Net income (loss)	-	-	(144.0)	-	-	1.0	(143.0)
Other comprehensive income (loss), net	-	-	-	10.3	-	(0.6)	9.7
Dividends declared	-	-	(3.6)	-	-	-	(3.6)
Issuance of shares pursuant to employee stock compensation plans	-	0.1	-	-	-	-	0.1
Purchase of common stock for treasury	-	-	-	-	(11.5)	-	(11.5)
Stock-based compensation	-	3.0	-	-	-	-	3.0
Conversion of RSU's for tax withholding	-	(3.1)	-	-	-	-	(3.1)
Balance as of March 30, 2025	$5.0	$523.9	$2,366.9	$(376.8)	$(920.8)	$36.6	$1,634.8

Net income	-	-	45.4	-	-	0.9	46.3
Other comprehensive income, net	-	-	-	29.9	-	0.2	30.1
Dividends declared	-	-	(3.4)	-	-	-	(3.4)
Dividends paid to non-controlling interests	-	-	-	-	-	(3.7)	(3.7)
Purchase of common stock for treasury	-	-	-	-	(19.1)	-	(19.1)
Stock-based compensation	-	3.0	-	-	-	-	3.0
Balance as of June 29, 2025	$5.0	$526.9	$2,408.9	$(346.9)	$(939.9)	$34.0	$1,688.0

Net income	-	-	43.0	-	-	1.2	44.2
Other comprehensive loss, net	-	-	-	(4.6)	-	(0.4)	(5.0)
Dividends declared	-	-	(3.4)	-	-	-	(3.4)
Dividends paid to non-controlling interests	-	-	-	-	-	(0.5)	(0.5)
Issuance of shares pursuant to employee stock compensation plans	-	0.5	-	-	-	-	0.5
Purchase of common stock for treasury	-	-	-	-	(17.3)	-	(17.3)
Stock-based compensation	-	3.0	-	-	-	-	3.0
Balance as of September 28, 2025	$5.0	$530.4	$2,448.5	$(351.5)	$(957.2)	$34.3	$1,709.5

See accompanying Notes to Condensed Consolidated Financial Statements.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by management of Minerals Technologies Inc. (together with its subsidiaries, the “Company,” “MTI,” “we,” “us,” or “our”) in accordance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated, have been included. The results for the three and nine-month periods ended October 4, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

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

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the Condensed Consolidated Financial Statements for the three and nine-month periods ended October 4, 2026.

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

Note 2.  Revenue from Contracts with Customers

The following table disaggregates our revenue by major source (product line) for the three and nine-month periods ended October 4, 2026 and September 28, 2025:

(in millions of dollars)	Three Months Ended		Nine Months Ended
	Oct. 4,	Sep. 28,	Oct. 4,	Sep. 28,
Net Sales	2026	2025	2026	2025

Household & Personal Care	$130.5	$129.8	$396.3	$380.3
Specialty Additives	147.6	147.6	452.9	443.1
Consumer & Specialties Segment	278.1	277.4	849.2	823.4

High-Temperature Technologies	192.3	178.9	565.9	526.7
Environmental & Infrastructure	84.5	76.1	235.1	203.0
Engineered Solutions Segment	276.8	255.0	801.0	729.7

Total net sales	$554.9	$532.4	$1,650.2	$1,553.1

Note 3.  Earnings (loss) per Share (EPS)

Basic earnings (loss) per share are based upon the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are based upon the weighted average number of common shares outstanding during the period, assuming the issuance of common shares for all potentially dilutive common shares outstanding.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Nine Months Ended
	Oct. 4,	Sep. 28,	Oct. 4,	Sep. 28,
(in millions of dollars, except per share data)	2026	2025	2026	2025

Net income (loss) attributable to Minerals Technologies Inc.	$42.7	$43.0	$(104.7)	$(55.6)

Weighted average shares outstanding	31.1	31.3	31.1	31.6
Dilutive effect of stock options and deferred restricted stock units	0.1	-	-	-
Weighted average shares outstanding, adjusted	31.2	31.3	31.1	31.6

Basic earnings (loss) per share attributable to Minerals Technologies Inc.	$1.37	$1.37	$(3.37)	$(1.76)

Diluted earnings (loss) per share attributable to Minerals Technologies Inc.	$1.37	$1.37	$(3.37)	$(1.76)

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Of the options outstanding of 1,525,140 and 1,582,083 for the three and nine-month periods ended October 4, 2026 and September 28, 2025, respectively, options to purchase 853,461 shares and 1,209,857 shares of common stock for the three and nine-month periods ended October 4, 2026 and September 28, 2025, respectively, were not included in the computation of diluted earnings (loss) per share because they were anti-dilutive, as the exercise prices of the options were greater than the average market price of the common shares. Due to our net loss for the nine-month periods ended October 4, 2026 and September 28, 2025, all options to purchase shares were anti-dilutive and were excluded for these periods.

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

The following table outlines the amount of restructuring charges recorded within the Condensed Consolidated Statements of Income (Loss) and the segment they relate to:

	Three Months Ended		Nine Months Ended
	Oct. 4,	Sep. 28,	Oct. 4,	Sep. 28,
(in millions of dollars)	2026	2025	2026	2025
Write-down of assets
Consumer & Specialties	$-	$-	$-	$1.7
Engineered Solutions	-	-	-	1.7
Total charge for asset write-downs	$-	$-	$-	$3.4

Severance and other related costs
Consumer & Specialties	$-	$-	$-	$4.1
Engineered Solutions	-	-	-	1.6
Corporate	-	-	-	2.2
Total severance and other related costs	$-	$-	$-	$7.9
Total restructuring and other items	$-	$-	$-	$11.3

At October 4, 2026, the Company had $3.3 million included within other current liabilities in the Condensed Consolidated Balance Sheet for cash expenditures needed to satisfy remaining obligations under workforce reduction initiatives. The Company expects to pay these amounts within the next twelve months.

The following table is a reconciliation of our restructuring liability balance relating to workforce reductions as of October 4, 2026:

(in millions of dollars)
Restructuring liability, December 31, 2025	$4.9
Cash payments	(1.6)
Restructuring liability, October 4, 2026	$3.3

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5.  Income Taxes

Provision for taxes was $12.2 million and $13.5 million for the three-month periods ended October 4, 2026 and September 28, 2025, respectively. Benefit for taxes was $24.1 million and $4.7 million for the nine-month periods ended October 4, 2026 and September 28, 2025, respectively, primarily attributable to the litigation accrual. The effective tax rate was 23.0% for the three-month period ended October 4, 2026, as compared with 23.9% for the three-month period ended September 28, 2025.

As of October 4, 2026, the Company had approximately $6.2 million of total unrecognized income tax benefits. Included in this amount were a total of $4.6 million of unrecognized income tax benefits that, if recognized, would affect the Company’s effective tax rate. While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

The Company’s accounting policy is to recognize interest and penalties accrued, relating to unrecognized income tax or benefit as part of its provision for income taxes. The Company recorded net immaterial additions during the three-month period ended October 4, 2026 and had an accrued balance of $0.8 million of interest and penalties as of October 4, 2026.

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

Note 6.  Inventories

The following is a summary of inventories by major category:

	Oct. 4,	Dec. 31,
(in millions of dollars)	2026	2025
Raw materials	$174.9	$160.6
Work-in-process	8.6	13.3
Finished goods	124.8	117.3
Packaging and supplies	59.9	59.0
Total inventories	$368.2	$350.2

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7.  Goodwill and Other Intangible Assets

Goodwill and other intangible assets with indefinite lives are not amortized, but instead are assessed for impairment, at least annually. The carrying amount of goodwill was $915.5 million and $915.9 million as of October 4, 2026 and December 31, 2025, respectively. The net change in goodwill from December 31, 2025 to October 4, 2026 is attributable to the effects of foreign exchange.

Acquired intangible assets subject to amortization as of October 4, 2026 and December 31, 2025 were as follows:

		Oct. 4, 2026		Dec. 31, 2025
	Weighted Average	Gross		Gross
	Useful Life	Carrying	Accumulated	Carrying	Accumulated
(in millions of dollars)	(Years)	Amount	Amortization	Amount	Amortization
Tradenames	34	$221.4	$71.0	$221.4	$67.6
Technology	20	18.8	15.8	18.8	15.5
Patents and trademarks	19	6.4	6.4	6.4	6.4
Customer relationships	21	79.3	33.3	80.4	28.8
	29	$325.9	$126.5	$327.0	$118.3

The weighted average amortization period for acquired intangible assets subject to amortization is approximately 29 years. Estimated amortization expense is $2.9 million for the remainder of 2026, $46.0 million for 2027–2030 and $150.5 million thereafter.

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

The Company utilizes interest rate swaps to limit exposure to market fluctuations on floating-rate debt. In the second quarter of 2023, the Company entered into a floating to fixed interest rate swap for a notional amount of $150 million. This interest rate swap matured in May 2026. In the second quarter of 2026, the Company entered into a new floating to fixed interest rate swap for a notional amount of $150 million. The fair value of this swap is an asset of $3.8 million at October 4, 2026 and is recorded in other assets and deferred charges on the Condensed Consolidated Balance Sheet. This interest rate swap is designated as a cash flow hedge. As a result, the gains and losses associated with this interest rate swap are recorded in accumulated other comprehensive income (loss).

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

Note 9.  Long-Term Debt and Commitments

The following is a summary of long-term debt:

	Oct. 4,	Dec. 31,
(in millions of dollars)	2026	2025
Secured Credit Agreement:
Term Loan due 2031, net of unamortized deferred financing cost and original issue discount of $5.9 million and $6.5 million	$559.1	$562.7

Senior Notes:
5.00% due 2028, net of unamortized deferred financing costs of $1.7 million and $2.3 million	398.3	397.7
Other debt	0.4	0.9
Total	$957.8	$961.3
Less: Current maturities of long-term debt	5.9	6.3
Total long-term debt	$951.9	$955.0

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

              On October 13, 2026, the Company entered into a Refinancing Facility Agreement and Incremental Facility Amendment (the “2026 Amendment”) to amend the Amended Credit Agreement (the Amended Credit Agreement, as amended by the 2026 Amendment, the “2026 Amended Credit Agreement”). The 2026 Amendment provides for, among other things, a new senior secured revolving credit facility with aggregate commitments of $500,000,000 (the “2026 Refinancing Revolving Facility”), a portion of which may be used for the issuance of letters of credit and swingline loans. The 2026 Refinancing Revolving Facility replaces the Revolving Facility. The maturity date for loans and commitments under the 2026 Refinancing Revolving Facility is October 13, 2031; provided that the maturity date of the 2026 Refinancing Revolving Facility will be adjusted to the date that is 91 days prior to the stated maturity date of the Term Loan Facility unless, prior to the date that is 91 days prior to the stated maturity date of the Term Loan Facility, all amounts in excess of $50,000,000 of the Term Loan Facility have been either (a) refinanced with indebtedness permitted under the 2026 Amended Credit Agreement maturing later than 90 days after the scheduled maturity date of the Term Loan Facility or (b) discharged or repaid (other than with the proceeds of any indebtedness maturing earlier than 91 days after the scheduled maturity date of the 2026 Refinancing Revolving Facility). The 2026 Amendment does not change any terms of the Term Loan Facility and, except as set forth above, the terms of the 2026 Refinancing Revolving Facility (including interest rates and fees) remain the same as the Revolving Facility.

As of October 4, 2026, there were no loans and $11.2 million in letters of credit outstanding under the Revolving Facility.

On June 30, 2020, the Company issued $400 million aggregate principal amount of "5% Senior Notes" due 2028 (the "2028 Notes"). The 2028 Notes were issued pursuant to an indenture, dated as of June 30, 2020, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (the “2020 Indenture”). The 2028 Notes bore an interest rate of 5.0% per annum payable semi-annually on January 1 and July 1 of each year, beginning on January 1, 2021. The 2028 Notes were unconditionally guaranteed on a senior unsecured basis by each of the Company’s existing and future wholly owned domestic restricted subsidiaries that is a borrower under or that guarantees the Company’s obligations under its Senior Secured Credit Facilities or that guarantees the Company’s or any of the Company’s wholly owned domestic subsidiaries’ long-term indebtedness in an aggregate amount in excess of $50 million.

              On October 13, 2026, the Company completed an offering of $400,000,000 aggregate principal amount of its 7.500% Senior Notes due 2032 (the “2032 Notes”). The Company used the net proceeds of its offering of the 2032 Notes, together with cash on hand, (i) to redeem all of the outstanding 2028 Notes and (ii) to pay transaction fees and expenses related to the offering of the 2032 Notes and the 2026 Amendment . The terms of the 2032 Notes are governed by an indenture dated as of October 13, 2026 (the “2026 Indenture”), among the Company, the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (the “2026 Trustee”).

               The 2032 Notes bear interest at a rate of 7.500% per annum payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2027. The 2032 Notes are guaranteed by the Company’s wholly owned domestic restricted subsidiaries that are obligors or guarantors under its senior secured credit facilities or certain other indebtedness.

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At any time and from time to time prior to January 15, 2029, the Company may redeem some or all of the 2032 Notes for cash at a redemption price equal to 100% of their principal amount, plus the “make-whole” premium described in the 2026 Indenture and accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. Beginning on January 15, 2029, the Company may redeem some or all of the 2032 Notes at any time and from time to time at the applicable redemption prices listed in the Indenture, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. In addition, at any time and from time to time prior to January 15, 2029, the Company may redeem up to 40% of the aggregate principal amount of the 2032 Notes with funds from one or more equity offerings at a redemption price equal to 107.500% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date.

If the Company experiences a change of control (as defined in the indenture), the Company is required to offer to repurchase the 2032 Notes at 101% of the principal amount of such Notes, plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase.

The Amended Credit Agreement, and the 2020 Indenture, as well as the 2026 Amended Credit Agreement and the 2026 Indenture, contain certain customary affirmative and negative covenants that limit or restrict the ability of the Company and its restricted subsidiaries to enter into certain transactions or take certain actions, as well as customary events of default. In addition, the Amended Credit Agreement and the 2026 Amended Credit Agreement contain a financial covenant that requires the Company to maintain a maximum Net Leverage Ratio of 4.00 to 1.00 for each four fiscal quarter period (subject to an increase to 5.00 to 1.00 for four quarters in connection with certain significant acquisitions). The Company was in compliance with all the covenants contained in the Amended Credit Agreement throughout the period covered by this report.

The Company had a committed loan facility in Japan. In the second quarter of 2026, the Company repaid the remaining balance of $0.4 million.

As part of the acquisition of Concept Pet Heimtierprodukte GmbH (“Concept Pet”) in 2022, the Company assumed $1.9 million in long-term debt, recorded at fair value, consisting of two term loans, one that matured in 2025 and one that matures in 2027. The outstanding loan has annual payments and carries a variable interest rate. The Company repaid $0.1 million on this loan during the first nine months of 2026.

As of October 4, 2026, the Company had $13.9 million in uncommitted short-term bank credit lines, of which none were in use.

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

Components of Net Periodic Benefit Cost (Income)

	Pension Benefits
	Three Months Ended		Nine Months Ended
	Oct. 4,	Sep. 28,	Oct. 4,	Sep. 28,
(in millions of dollars)	2026	2025	2026	2025
Service cost	$1.0	$1.0	$2.9	$3.0
Interest cost	4.1	4.2	12.1	12.6
Expected return on plan assets	(6.0)	(5.5)	(17.8)	(16.5)
Amortization:
Recognized net actuarial loss	0.1	0.2	0.2	0.7
Net periodic benefit cost (income)	$(0.8)	$(0.1)	$(2.6)	$(0.2)

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Postretirement Benefits
	Three Months Ended		Nine Months Ended
	Oct. 4,	Sep. 28,	Oct. 4,	Sep. 28,
(in millions of dollars)	2026	2025	2026	2025
Service cost	$-	$-	$-	$-
Interest cost	-	-	0.1	-
Amortization:
Recognized net actuarial gain	(0.1)	(0.1)	(0.3)	(0.2)
Net periodic benefit cost (income)	$(0.1)	$(0.1)	$(0.2)	$(0.2)

Amortization amounts of prior service costs and recognized net actuarial losses are recorded, net of tax, as increases to accumulated other comprehensive income.

The Company expects to contribute approximately $10.8 million to its pension plans and $0.1 million to its other postretirement benefit plans in 2026. As of October 4, 2026, $4.8 million has been contributed to the pension plans and no contributions have been made to the other postretirement benefit plans.

Note 11.  Comprehensive Income

The following table summarizes the amounts reclassified out of accumulated other comprehensive loss attributable to the Company:

	Three Months Ended		Nine Months Ended
	Oct. 4,	Sep. 28,	Oct. 4,	Sep. 28,
(in millions of dollars)	2026	2025	2026	2025
Amortization of pension items:
Pre-tax amount	$-	$0.1	$(0.1)	$0.5
Tax	-	-	0.1	(0.2)
Net of tax	$-	$0.1	$-	$0.3

The pre-tax amounts in the table above are included within the components of net periodic pension benefit cost (see Note 10 to the Condensed Consolidated Financial Statements) and the tax amounts are included within the provision (benefit) for taxes on income line within the Condensed Consolidated Statements of Income (Loss).

The major components of accumulated other comprehensive loss, net of related tax, attributable to MTI are as follows:

	Foreign Currency		Net Gain (Loss)
	Translation	Unrecognized	on Derivative
(in millions of dollars)	Adjustment	Pension Costs	Instruments	Total
Balance as of December 31, 2025	$(360.9)	$10.3	$10.2	$(340.4)
Other comprehensive income (loss) before reclassifications	(27.1)	-	2.9	(24.2)
Amounts reclassified from AOCI	-	-	-	-
Net current period other comprehensive income (loss)	(27.1)	-	2.9	(24.2)
Balance as of October 4, 2026	$(388.0)	$10.3	$13.1	$(364.6)

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

The Chapter 11 Debtors’ stated goal in the Chapter 11 Cases is to confirm a plan of reorganization under Section 524(g) of the U.S. Bankruptcy Code and utilize this provision of the Bankruptcy Code to establish a trust that will address all current and future talc-related claims.

As of October 4, 2026, we had 1,051 open cases related to certain talc products previously sold by Oldco, which is an increase in volume from previous years. The following table details case activity related to talc products previously sold by Oldco:

	Three Months Ended		Nine Months Ended
	Oct. 4,	Sep. 28,	Oct. 4,	Sep. 28,
(number of claims)	2026	2025	2026	2025
Claims pending, beginning of period	986	775	914	684
Claims filed	97	79	266	224
Less: Claims dismissed, settled, or otherwise resolved	32	14	129	68
Claims pending, end of period	1,051	840	1,051	840

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In the second quarter of 2024, Oldco sold its talc assets under section 363 of the Bankruptcy Code. In addition, in the second quarter of 2024, the Company entered into a Debtor-in-Possession Credit Agreement with Oldco (the “DIP Credit Agreement”) and recorded a provision for credit loss of $30 million for the maximum principal amount under such Credit Agreement. The Company agreed to amend the DIP Credit Agreement to increase the maximum principal amount under such Credit Agreement by $30 million in the second quarter of 2025 and another $2.6 million in the second quarter of 2026. Proceeds of the sale of Oldco’s talc assets and funds drawn by Oldco under the DIP Credit Agreement have been and will be used to fund the Chapter 11 Cases.

Following the Chapter 11 filing, the activities of the Chapter 11 Debtors are now subject to review and oversight by the bankruptcy court. As a result, the Chapter 11 Debtors were deconsolidated as of the Petition Date, and their assets and liabilities were derecognized from the Company’s consolidated financial statements on a prospective basis.

On June 25, 2024, the committee representing talc claimants (the “Committee”) filed a motion to dismiss the Chapter 11 Cases. The Bankruptcy Court denied that motion on April 29, 2025 and the United States District Court for the Southern District of Texas (the “District Court”) denied the Committee's motion seeking leave to appeal that order on March 23, 2026. On September 14, 2026, the Committee again filed a motion to dismiss the Chapter 11 Cases in the District Court, which the Company has opposed. The District Court proceedings, including as to the motion to dismiss are stayed.

On May 14, 2025, the Bankruptcy Court entered a Report and Recommendation (i) recommending that the District Court determine whether any of the talc sold by Oldco contained sufficient quantity and form of asbestos to cause mesothelioma or other asbestos-related diseases and (ii) abating the Chapter 11 Cases pending a determination by the District Court. On June 22, 2026, the District Court adopted the Bankruptcy Court's recommendation. On September 22, 2026, the Committee filed a petition for a writ of mandamus asking the U.S. Court of Appeals for the Fifth Circuit to direct the District Court to vacate the order adopting the Bankruptcy Court's recommendation. On October 2, 2026, the U.S. Court of Appeals for the Fifth Circuit stayed the District Court proceedings and agreed to hear oral argument on December 1, 2026 regarding the Committee's mandamus petition. The Company supports the path forward recommended by the Bankruptcy Court in its May 14, 2025 Report and Recommendation.

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

           The Parent Plan is subject in all respects to the resolution of the District Court proceedings, which are currently stayed pending resolution of the Committee's mandamus petition. The Bankruptcy Court proceedings also remain abated.

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

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The broader litigation and regulatory environments for talc-related claims continue to evolve. Moreover, although the Chapter 11 Cases are progressing, it is not possible at this time to predict how the U.S. Court of Appeals for the Fifth Circuit and the District Court will rule on the matters before them, the form of any ultimate resolution or when an ultimate resolution might occur. Given the foregoing factors, it is reasonably possible that the Company will incur a loss for liabilities associated with talc claims in excess of the amount accrued. This risk is based on the potential for new talc-related claims that could eventually be asserted together with their associated disposition cost and related legal costs, despite the automatic stay with respect to claims against the Chapter 11 Debtors, taking into account the portion of such hypothetical claims that may be subject to indemnification by Pfizer, as well as the inability to predict the amount that may ultimately be necessary to fully and finally resolve all of the Chapter 11 Debtors’ future talc-related claims in connection with a confirmed Chapter 11 plan of reorganization. In light of the uncertainties involved in such matters, the resolution of, or recognition of additional liabilities in connection with, current or future talc claims could have a material adverse effect on the Company’s results of operations, cash flows, and financial condition.

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

Segment revenues, expenses, operating income, and a reconciliation of the operating segment totals to the applicable line items on the Condensed Consolidated Financial Statements are as follows for the three and nine-month periods ended October 4, 2026 and September 28, 2025:

	Three Months Ended
	Oct. 4, 2026			Sep. 28, 2025
	Consumer &	Engineered		Consumer &	Engineered
(in millions of dollars)	Specialties	Solutions	Total	Specialties	Solutions	Total
Net sales	$278.1	$276.8	$554.9	$277.4	$255.0	$532.4
Cost of goods sold	232.1	193.6	425.7	218.0	177.4	395.4
Segment production margin	46.0	83.2	129.2	59.4	77.6	137.0
Marketing and administrative expenses	18.0	32.0	50.0	18.9	30.3	49.2
Research and development expenses	3.2	2.5	5.7	3.1	2.5	5.6
Segment income from operations	$24.8	$48.7	$73.5	$37.4	$44.8	$82.2

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended
	Oct. 4, 2026			Sep. 28, 2025
	Consumer &	Engineered		Consumer &	Engineered
(in millions of dollars)	Specialties	Solutions	Total	Specialties	Solutions	Total
Net sales	$849.2	$801.0	$1,650.2	$823.4	$729.7	$1,553.1
Cost of goods sold	697.5	558.6	1,256.1	651.9	507.7	1,159.6
Segment production margin	151.7	242.4	394.1	171.5	222.0	393.5
Marketing and administrative expenses	55.4	97.6	153.0	57.1	91.7	148.8
Research and development expenses	9.8	7.9	17.7	9.7	7.4	17.1
Restructuring and other items	-	-	-	5.8	3.3	9.1
Gain on sale of assets, net	-	-	-	-	(5.6)	(5.6)
Segment income from operations	$86.5	$136.9	$223.4	$98.9	$125.2	$224.1

	Three Months Ended		Nine Months Ended
	Oct. 4,	Sep. 28,	Oct. 4,	Sep. 28,
(in millions of dollars)	2026	2025	2026	2025
Segment income from operations	$73.5	$82.2	$223.4	$224.1
Interest expense, net	(12.1)	(13.8)	(37.5)	(41.6)
Other non-operating income (deductions), net	0.3	(0.5)	1.9	(4.4)
Unallocated expenses:
Provision for litigation accrual and credit losses	-	-	290.0	215.0
Restructuring and other items	-	-	-	2.2
Litigation expenses	6.7	7.5	20.4	14.5
Unallocated corporate expenses	2.0	3.8	9.8	7.0
Income (loss) before tax and equity in earnings	$53.0	$56.6	$(132.4)	$(60.6)

Segment information is as follows for the three and nine-month periods ended October 4, 2026 and September 28, 2025:

	Three Months Ended		Nine Months Ended
	Oct. 4,	Sep. 28,	Oct. 4,	Sep. 28,
(in millions of dollars)	2026	2025	2026	2025
Depreciation, Depletion, and Amortization
Consumer & Specialties	$11.6	$10.8	$34.6	$31.8
Engineered Solutions	11.9	11.6	37.3	36.1
Total	$23.5	$22.4	$71.9	$67.9

Capital Expenditures
Consumer & Specialties	$11.2	$17.4	$39.6	$47.8
Engineered Solutions	10.7	9.0	30.8	23.3
Corporate	2.1	0.9	3.9	3.6
Total	$24.0	$27.3	$74.3	$74.7

MINERALS TECHNOLOGIES INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company’s segment assets as of October 4, 2026 and December 31, 2025 are as follows:

	Oct. 4,	Dec. 31,
(in millions of dollars)	2026	2025
Segment Assets
Consumer & Specialties	$1,341.6	$1,333.4
Engineered Solutions	2,089.1	2,043.9
Corporate	117.7	91.7
Total	$3,548.4	$3,469.0

The Company’s sales by product category are as follows:

	Three Months Ended		Nine Months Ended
	Oct. 4,	Sep. 28,	Oct. 4,	Sep. 28,
(in millions of dollars)	2026	2025	2026	2025
Household & Personal Care	$130.5	$129.8	$396.3	$380.3
Specialty Additives	147.6	147.6	452.9	443.1
High-Temperature Technologies	192.3	178.9	565.9	526.7
Environmental & Infrastructure	84.5	76.1	235.1	203.0
Total	$554.9	$532.4	$1,650.2	$1,553.1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Minerals Technologies Inc.:

Results of Review of Interim Financial Information

We have reviewed the condensed consolidated balance sheet of Minerals Technologies Inc. and subsidiaries (the Company) as of October 4, 2026, the related condensed consolidated statements of income (loss) and comprehensive income (loss) for the three-month and nine-month periods ended October 4, 2026 and September 28, 2025, the related condensed consolidated statements of cash flows for the nine-month periods ended October 4, 2026 and September 28, 2025, the related condensed consolidated statements of changes in shareholders’ equity for the three-month periods ended October 4, 2026 July 5, 2026 and April 5, 2026 and September 28, 2025, June 29, 2025 and March 30, 2025 and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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
October 30, 2026

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Our consolidated sales for the third quarter of 2026 were $554.9 million, an increase of 4% as compared with $532.4 million in the prior year. Income from operations was $64.8 million, as compared with income of $70.9 million in the prior year. Included in income from operations for the third quarter of 2026 and 2025 were $6.7 million and $7.5 million, respectively of litigation expenses incurred in connection with the bankruptcy of the Company's subsidiary BMI Oldco Inc (f/k/a Barretts Minerals Inc.) ("Oldco") and lawsuits related to talc products sold by Oldco.

Net income in the third quarter of 2026 was $42.7 million, as compared to net income of $43.0 million in the third quarter of 2025. Diluted earnings in the third quarter of both 2026 and 2025 was $1.37 per share.

Our balance sheet continues to be strong. Cash, cash equivalents, and short-term investments were $379.0 million as of  October 4, 2026.  On October 13, 2026, the Company completed a $400 million private offering of senior unsecured notes due 2032 and refinanced its revolving credit facility.  The net proceeds of the notes were used, together with cash on hand, (i) to redeem all of its outstanding 5.000% senior notes due 2028 and (ii) to pay transaction fees and expenses related to the notes offering and the refinancing of the revolving credit facility.  As a result, the Company had more than $800 million of available liquidity, including cash on hand as well as availability under its revolving credit facility. We believe that these factors will allow us to meet our anticipated funding requirements.

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
  Deploy new products in pet care, such as lightweight litter.
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
  Deploy our calcium metal technologies to support steelmaking and other industries.
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

Results of Operations

Three-month period ended October 4, 2026 as compared with three-month period ended September 28, 2025

Consolidated Income Statement Review

	Three Months Ended
	Oct. 4,	Sep. 28,	%
(in millions of dollars)	2026	2025	Change

Net sales	$554.9	$532.4	4%
Cost of goods sold	425.7	395.4	8%
Production margin	129.2	137.0	(6)%
Production margin %	23.3%	25.7%

Marketing and administrative expenses	52.0	53.0	(2)%
Research and development expenses	5.7	5.6	2%
Litigation expenses	6.7	7.5	(11)%

Income from operations	64.8	70.9	(9)%
Operating margin %	11.7%	13.3%

Interest expense, net	(12.1)	(13.8)	(12)%
Other non-operating income (deductions), net	0.3	(0.5)	*
Total non-operating deductions, net	(11.8)	(14.3)	(17)%

Income before tax and equity in earnings	53.0	56.6	(6)%
Provision for taxes on income	12.2	13.5	(10)%
Effective tax rate	23.0%	23.9%

Equity in earnings of affiliates, net of tax	3.0	1.1	173%

Net income	43.8	44.2	(1)%

Net income attributable to non-controlling interests	1.1	1.2	(8)%
Net income attributable to Minerals Technologies Inc.	$42.7	$43.0	(1)%

*    Percentage not meaningful

Net Sales

	Three Months Ended			Three Months Ended
	Oct. 4, 2026			Sep. 28, 2025
(in millions of dollars)	Net Sales	% of Total Net Sales	% Change	Net Sales	% of Total Net Sales
U.S.	$287.7	52%	5%	$273.3	51%
International	267.2	48%	3%	259.1	49%
Total net sales	$554.9	100%	4%	$532.4	100%

Consumer & Specialties Segment	$278.1	50%	0%	$277.4	52%
Engineered Solutions Segment	276.8	50%	9%	255.0	48%
Total net sales	$554.9	100%	4%	$532.4	100%

Worldwide net sales increased by 4% to $554.9 million in the third quarter from $532.4 million in the prior year.

Net sales in the United States increased to $287.7 million in the third quarter of 2026 from $273.3 million in the third quarter of 2025. International sales increased to $267.2 million from $259.1 million in the prior year.

Operating Costs and Expenses

Cost of goods sold was $425.7 million and represented 76.7% of sales for the three-month period ended October 4, 2026, as compared with $395.4 million and 74.3% of sales in the prior year. Production margin decreased from 25.7% of sales in the prior year to 23.3% of sales in the third quarter of 2026, primarily due to higher energy, transportation, and raw material costs.

Marketing and administrative costs were $52.0 million and 9.4% of sales for the three-month period ended October 4, 2026, as compared to $53.0 million and 10.0% of sales in the prior year.

Research and development expenses were $5.7 million and represented 1.0% of sales for the three-month period ended October 4, 2026, as compared with $5.6 million and 1.1% of sales in the prior year.

The Company recorded litigation and settlement expenses of $6.7 million and $7.5 million during the three-month periods ending October 4, 2026 and September 28, 2025, respectively in connection with the bankruptcy of Oldco and lawsuits related to talc products sold by Oldco.

Income from Operations

The Company recorded income from operations of $64.8 million as compared to income of $70.9 million in the prior year. Income from operations includes litigation expenses in connection with Oldco’s bankruptcy filing and lawsuits related to talc products sold by Oldco of $6.7 million and $7.5 million during the three-month periods ended October 4, 2026 and September 28, 2025, respectively.

Other Non-Operating Deductions, net

In the third quarter of 2026, non-operating deductions were $11.8 million, as compared with $14.3 million in the prior year. Included in other non-operating deductions in the third quarter of 2026 was net interest expense of $12.1 million, as compared to $13.8 million in the third quarter of the prior year.

Provision for Taxes on Income

Provision for taxes on income was $12.2 million, as compared with $13.5 million in the prior year. The effective tax rate was 23.0%, as compared with 23.9% in the prior year.

Net Income Attributable to MTI Shareholders

Net income attributable to MTI shareholders was $42.7 million for the three-month period ended October 4, 2026, and included a $5.1 million charge, net of tax. This charge primarily consisted of litigation and settlement expenses in connection with Oldco’s bankruptcy filing and lawsuits related to talc products sold by Oldco.

           Net income attributable to MTI shareholders was $43.0 million for the three-month period ended September 28, 2025, and included a $5.6 million charge, net of tax. This charge primarily consisted of litigation and settlement expenses in connection with Oldco’s bankruptcy filing and lawsuits related to talc products sold by Oldco.

Segment Review

The following discussions highlight the operating results for each of our two segments.

	Three Months Ended
	Oct. 4,	Sep. 28,	%
Consumer & Specialties Segment	2026	2025	Change
	(in millions of dollars)
Net Sales
Household & Personal Care	$130.5	$129.8	1%
Specialty Additives	147.6	147.6	0%
Total net sales	$278.1	$277.4	0%

Income from operations	$24.8	$37.4	(34)%
% of net sales	8.9%	13.5%

Net sales in the Consumer & Specialties segment were $278.1 million for the three-month period ended October 4, 2026, as compared with $277.4 million in the prior year. Household & Personal Care sales increased 1% to $130.5 million, as compared with $129.8 million in the prior year. Sales in Specialty Additives were $147.6 million for both three-month periods ended October 4, 2026 and September 28, 2025.

Income from operations decreased to $24.8 million, as compared to $37.4 million in the prior year due to higher energy, transportation, and raw material costs as well as temporary maintenance downtime at a large Specialty Additives facility in the U.S. that impacted production and profitability at the site.

	Three Months Ended
	Oct. 4,	Sep. 28,	%
Engineered Solutions Segment	2026	2025	Change
	(in millions of dollars)
Net Sales
High-Temperature Technologies	$192.3	$178.9	7%
Environmental & Infrastructure	84.5	76.1	11%
Total net sales	$276.8	$255.0	9%

Income from operations	$48.7	$44.8	9%
% of net sales	17.6%	17.6%

Net sales in the Engineered Solutions segment increased 9% to $276.8 million from $255.0 million in the prior year. High-Temperature Technologies sales increased 7% to $192.3 million, as compared with $178.9 million in the prior year, primarily driven by higher sales to steel customers globally and from our North American foundry business. Environmental & Infrastructure sales increased 11% to $84.5 million, as compared with $76.1 million in the prior year driven by stronger sales related to environmental lining and remediation products, building materials, and infrastructure drilling products.

Income from operations was $48.7 million and 17.6% of sales, as compared with $44.8 million and 17.6% of sales in the prior year.

Nine-month period ended October 4, 2026 as compared with nine-month period ended September 28, 2025

Consolidated Income (Loss) Statement Review

	Nine Months Ended
	Oct. 4,	Sep. 28,	%
(in millions of dollars)	2026	2025	Change

Net sales	$1,650.2	$1,553.1	6%
Cost of goods sold	1,256.1	1,159.6	8%
Production margin	394.1	393.5	0%
Production margin %	23.9%	25.3%

Marketing and administrative expenses	162.8	155.8	4%
Research and development expenses	17.7	17.1	4%
Provision for litigation accrual and credit losses	290.0	215.0	35%
Restructuring and other items	-	11.3	*
Gain on sale of assets, net	-	(5.6)	*
Litigation expenses	20.4	14.5	41%

Loss from operations	(96.8)	(14.6)	*
Operating margin %	*	*

Interest expense, net	(37.5)	(41.6)	(10)%
Other non-operating income (deductions), net	1.9	(4.4)	*
Total non-operating deductions, net	(35.6)	(46.0)	(23)%

Loss before tax and equity in earnings	(132.4)	(60.6)	*
Benefit for taxes on income	(24.1)	(4.7)	413%
Effective tax rate	18.2%	7.8%

Equity in earnings of affiliates, net of tax	6.8	3.4	100%

Net loss	(101.5)	(52.5)	*

Net income attributable to non-controlling interests	3.2	3.1	3%
Net loss attributable to Minerals Technologies Inc.	$(104.7)	$(55.6)	*

*    Percentage not meaningful

Net Sales

	Nine Months Ended			Nine Months Ended
	Oct. 4, 2026			Sep. 28, 2025
(in millions of dollars)	Net Sales	% of Total Net Sales	% Change	Net Sales	% of Total Net Sales
U.S.	$843.7	51%	3%	$817.6	53%
International	806.5	49%	10%	735.5	47%
Total net sales	$1,650.2	100%	6%	$1,553.1	100%

Consumer & Specialties Segment	$849.2	51%	3%	$823.4	53%
Engineered Solutions Segment	801.0	49%	10%	729.7	47%
Total net sales	$1,650.2	100%	6%	$1,553.1	100%

Total net sales increased 6% from the previous year to $1,650.2 million. Net sales in the United States increased 3% to $843.7 million from $817.6 million in the prior year. International sales increased by 10% to $806.5 million from $735.5 million in the prior year.

Operating Costs and Expenses

Cost of goods sold increased 8% from the prior year and was 76.1% of sales, as compared with 74.7% in the prior year. Gross margin decreased to 23.9% of sales as compared with 25.3% of sales in the prior year, primarily due to higher energy, transportation, and raw material costs.

Marketing and administrative costs were $162.8 million and 9.9% of sales for the nine-month period ended October 4, 2026, as compared to $155.8 million and 10.0% of sales in the prior year.

Research and development expenses were $17.7 million and represented 1.1% of sales for the nine-month period ended October 4, 2026, as compared with $17.1 million and 1.1% of sales in the prior year.

During the nine-month period ended October 4, 2026, the Company filed a Plan of Reorganization in the Chapter 11 case of its subsidiary, Oldco, which would provide for, among other things, the funding of a trust to resolve all current and future talc-related claims for alleged exposure to asbestos-contaminated talc products sold by Oldco. Accordingly, the Company recorded a charge of $290 million to increase the Company's accrual for estimated costs.

During the nine-month periods ended October 4, 2026 and September 28, 2025, the Company also recorded litigation expenses of $20.4 million and $14.5 million, respectively, in connection with Oldco’s bankruptcy filing and lawsuits related to talc products sold by Oldco.

Additionally, during the nine-month period ended September 28, 2025, the Company recorded an $11.3 million restructuring and other items charge for the write-down of assets and severance and other costs, offset by a $5.6 million net gain on the final installment for the sale of refractories manufacturing assets in China.

Loss from Operations

The Company recorded a loss from operations of $96.8 million for the nine-month period ended October 4, 2026, as compared to a loss of $14.6 million in the prior year. Loss from operations included a provision for litigation accrual and credit losses of $290 million and $215 million for the nine-month periods ended October 4, 2026 and September 28, 2025, respectively. In addition, during the nine-month periods end September 28, 2025, the Company recorded an $11.3 million restructuring and other items charge for the write-down of assets and severance and other costs, offset by a $5.6 million net gain on the final installment for the sale of refractories manufacturing assets in China.

Loss from operations during the nine-month periods ended October 4, 2026 and September 28, 2025 includes $20.4 million and $14.5 million, respectively, of litigation expenses in connection with Oldco’s bankruptcy filing and lawsuits related to talc products sold by Oldco.

Other Non-Operating Income (Deductions), net

The Company recorded non-operating deductions of $35.6 million for the nine-month period ended October 4, 2026, as compared with $46.0 million in the prior year. Included in non-operating income (deductions) for the nine-month periods ended October 4, 2026 and September 28, 2025 is $37.5 million and $41.6 million, respectively, of net interest expense.

Benefit for Taxes on Income

Benefit for taxes on income was $24.1 million, as compared to $4.7 million in the prior year. The effective tax rate was 18.2%, as compared to 7.8% in the prior year. The tax benefit was in both years was attributable to the litigation accrual.

Net Loss Attributable to MTI Shareholders

Net loss attributable to MTI shareholders was $104.7 million during the nine-month period ended October 4, 2026, and included a $245.1 million charge, net of tax. This charge consisted of a provision for litigation accrual and credit losses and litigation expenses.

           Net loss attributable to MTI shareholders was $55.6 million during the nine-month period ended September 28, 2025, and included a $189.5 million charge, net of tax. This charge consisted of a provision for litigation accrual and credit losses, restructuring and other items, litigation expenses, and a net gain on sale of assets.

Segment Review

The following discussions highlight the operating results for each of our two segments.

	Nine Months Ended
	Oct. 4,	Sep. 28,	%
Consumer & Specialties Segment	2026	2025	Change
	(in millions of dollars)
Net Sales
Household & Personal Care	$396.3	$380.3	4%
Specialty Additives	452.9	443.1	2%
Total net sales	$849.2	$823.4	3%

Income from operations	$86.6	$98.9	(12)%
% of net sales	10.2%	12.0%

Net sales in the Consumer & Specialties segment increased 3% to $849.2 million from $823.4 million in the prior year. Household & Personal Care sales increased 4% to $396.3 million as compared to $380.3 million in the prior year driven by animal health, and edible oil and renewable fuel purification sales. Sales in Specialty Additives increased 2% to $452.9 million as compared to $443.1 million in the prior year, driven by higher sales to paper and packaging customers.

Income from operations was $86.6 million and 10.2% of sales as compared to $98.9 million and 12% of sales in the prior year. Included in income from operations for the nine-month period ended September 28, 2025 was $5.8 million of restructuring and other items.

	Nine Months Ended
	Oct. 4,	Sep. 28,	%
Engineered Solutions Segment	2026	2025	Change
	(in millions of dollars)
Net Sales
High-Temperature Technologies	$565.9	$526.7	7%
Environmental & Infrastructure	235.1	203.0	16%
Total net sales	$801.0	$729.7	10%

Income from operations	$136.8	$125.2	9%
% of net sales	17.1%	17.2%

Net sales in the Engineered Solutions segment increased to $801.0 million from $729.7 million in the prior year. High-Temperature Technologies’ sales increased 7% to $565.9 million as compared to $526.7 million in the prior year, primarily driven by continued higher sales to steel customers and sales to foundry customers in North America and Asia. Environmental & Infrastructure sales increased 16% to $235.1 million from $203.0 million in the prior year, primarily driven by stronger sales related to building materials, large-scale project activity, and infrastructure drilling.

Income from operations was $136.8 million and 17.1% of net sales as compared to $125.2 million and 17.2% of sales in the prior year. Included in income from operations for the nine-month period ended September 28, 2025 was $3.3 million of restructuring and other items, offset by a $5.6 million net gain on the final installment for the sale of refractories manufacturing assets in China.

Liquidity and Capital Resources

Cash flow provided by operations during the nine-month period ended October 4, 2026, was approximately $171.0 million. Cash flows from operations during the first nine months of 2026 were principally used to fund capital expenditures, repurchase shares, and to pay the Company’s dividend to common shareholders. The aggregate maturities of long-term debt are as follows: remainder of 2026 - $1.6 million; 2027 - $6.0 million; 2028 - $405.8 million; 2029 - $5.7 million; 2030 - $5.7 million; thereafter - $540.5 million.

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

              On October 13, 2026, the Company entered into a Refinancing Facility Agreement and Incremental Facility Amendment (the “2026 Amendment”) to amend the Amended Credit Agreement (the Amended Credit Agreement, as amended by the 2026 Amendment, the “2026 Amended Credit Agreement”). The 2026 Amendment provides for, among other things, a new senior secured revolving credit facility with aggregate commitments of $500,000,000 (the “2026 Refinancing Revolving Facility”), a portion of which may be used for the issuance of letters of credit and swingline loans. The 2026 Refinancing Revolving Facility replaces the Revolving Facility. The maturity date for loans and commitments under the 2026 Refinancing Revolving Facility is October 13, 2031; provided that the maturity date of the 2026 Refinancing Revolving Facility will be adjusted to the date that is 91 days prior to the stated maturity date of the Term Loan Facility unless, prior to the date that is 91 days prior to the stated maturity date of the Term Loan Facility, all amounts in excess of $50,000,000 of the Term Loan Facility have been either (a) refinanced with indebtedness permitted under the 2026 Amended Credit Agreement maturing later than 90 days after the scheduled maturity date of the Term Loan Facility or (b) discharged or repaid (other than with the proceeds of any indebtedness maturing earlier than 91 days after the scheduled maturity date of the 2026 Refinancing Revolving Facility). The 2026 Amendment does not change any terms of the Term Loan Facility and, except as set forth above, the terms of the 2026 Refinancing Revolving Facility (including interest rates and fees) remain the same as the Revolving Facility.

As of October 4, 2026, there were no loans and $11.2 million in letters of credit outstanding under the Revolving Facility.

On June 30, 2020, the Company issued $400 million aggregate principal amount of 5.0% Senior Notes due 2028 (the “2028 Notes”). The 2028 Notes were issued pursuant to an indenture, dated as of June 30, 2020, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (the “2020 Indenture”). The 2028 Notes bore an interest rate of 5.0% per annum payable semi-annually on January 1 and July 1 of each year, beginning on January 1, 2021. The 2028 Notes were unconditionally guaranteed on a senior unsecured basis by each of the Company’s existing and future wholly owned domestic restricted subsidiaries that is a borrower under or that guarantees the Company’s obligations under its Senior Secured Credit Facilities or that guarantees the Company’s or any of the Company’s wholly owned domestic subsidiaries’ long-term indebtedness in an aggregate amount in excess of $50 million.

               On October 13, 2026, the Company completed an offering of $400,000,000 aggregate principal amount of its 7.500% Senior Notes due 2032 (the “2032 Notes”). The Company used the net proceeds of its offering of the 2032 Notes, together with cash on hand, (i) to redeem all of the outstanding 2028 Notes and (ii) to pay transaction fees and expenses related to the offering of 2032 Notes and the 2026 Amendment. The terms of the 2032 Notes are governed by an indenture dated as of October 13, 2026 (the “2026 Indenture”), among the Company, the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (the “2026 Trustee”).

              The 2032 Notes bear interest at a rate of 7.500% per annum payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2027. The 2032 Notes are guaranteed by the Company’s wholly owned domestic restricted subsidiaries that are obligors or guarantors under its Senior Secured Credit Facilities or certain other indebtedness.

              At any time and from time to time prior to January 15, 2029, the Company may redeem some or all of the 2032 Notes for cash at a redemption price equal to 100% of their principal amount, plus the “make-whole” premium described in the 2026 Indenture and accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. Beginning on January 15, 2029, the Company may redeem some or all of the 2032 Notes at any time and from time to time at the applicable redemption prices listed in the Indenture, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. In addition, at any time and from time to time prior to January 15, 2029, the Company may redeem up to 40% of the aggregate principal amount of the 2032 Notes with funds from one or more equity offerings at a redemption price equal to 107.500% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date.

If the Company experiences a change of control (as defined in the indenture), the Company is required to offer to repurchase the 2032 Notes at 101% of the principal amount of such Notes, plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase.

The Amended Credit Agreement, the 2020 Indenture, as well as the 2026 Amended Credit Agreement and the 2026 Indenture, contain certain customary affirmative and negative covenants that limit or restrict the ability of the Company and its restricted subsidiaries to enter into certain transactions or take certain actions, as well as customary events of default. In addition, the Amended Credit Agreement  and the 2026 Amended Credit Agreement contain a financial covenant that requires the Company to maintain a maximum Net Leverage Ratio of 4.00 to 1.00 for each four fiscal quarter period (subject to an increase to 5.00 to 1.00 for four quarters in connection with certain significant acquisitions). The Company was in compliance with all the covenants contained in the Amended Credit Agreement throughout the period covered by this report.

The Company had a committed loan facility in Japan. In the second quarter of 2026, the Company repaid the remaining balance of $0.4 million.

As part of the Concept Pet acquisition, the Company assumed $1.9 million in long-term debt, recorded at fair value, consisting of two term loans, one that matured in 2025 and one that matures in 2027. The outstanding loan has annual payments and carries a variable interest rate. The Company repaid $0.1 million on this loan during the first nine months of 2026.

As of October 4, 2026, the Company had $13.9 million in uncommitted short-term bank credit lines, of which none were in use. The credit lines are primarily outside the U.S. and are generally one year in term at competitive market rates at large, well-established institutions. The Company typically uses its available credit lines to fund working capital requirements or local capital spending needs.

We anticipate that capital expenditures for 2026 should be approximately $100 million, principally related to opportunities to improve our operations and meet our strategic growth objectives. We expect to meet our other long-term financing requirements from internally generated funds and committed and uncommitted bank credit lines.

In the second quarter of 2023, the Company entered into a new floating to fixed interest rate swap for a notional amount of $150 million. This instrument matured in May 2026. In the second quarter of 2026, the Company entered into a new floating to fixed interest rate swap for a notional amount of $150 million. The fair value of this instrument at October 4, 2026 is an asset of $3.8 million.

On October 16, 2024, the Company’s Board of Directors authorized the Company’s management to repurchase, at its discretion, up to $200 million of the Company’s shares. As of October 4, 2026, 1,152,442 shares have been repurchased under this program for $71.9 million, or an average price of approximately $62.37 per share. This authorization has no expiration date.

The Company is required to make future payments under various contracts, including debt agreements and lease agreements. The Company also has commitments to fund its pension plans and provide payments for other postretirement benefit plans. During the nine-month period ended October 4, 2026, there were no material changes in the Company’s contractual obligations.

The Company and certain of the Company’s subsidiaries are among numerous defendants in over one thousand cases seeking damages for alleged exposure to asbestos-contaminated talc products sold by the Company’s subsidiary Oldco. The Company’s position is that these cases are meritless and all talc products sold by Oldco are safe. On October 2, 2023 (the “Petition Date”), notwithstanding the Company’s confidence in the safety of Oldco’s talc products, Oldco and Barretts Ventures Texas LLC (“BVT” and together with Oldco, the “Chapter 11 Debtors”) filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas (the “Chapter 11 Cases”) to address and comprehensively resolve Oldco’s liabilities associated with talc. Minerals Technologies Inc. and the Company’s other subsidiaries were not included in the Chapter 11 filing.

The Chapter 11 Debtors’ stated goal in the Chapter 11 Cases is to confirm a plan of reorganization under Section 524(g) of the U.S. Bankruptcy Code and utilize this provision of the Bankruptcy Code to establish a trust that will address all current and future talc-related claims. On June 29, 2026, to satisfy a deadline imposed by the Bankruptcy Court, the Company filed a Plan of Reorganization in the Chapter 11 Cases ("the Parent Plan"). The Parent Plan would provide for, among other things:
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
On May 14, 2025, the Bankruptcy Court entered a Report and Recommendation (i) recommending that the District Court determine whether any of the talc sold by Oldco contained sufficient quantity and form of asbestos to cause mesothelioma or other asbestos-related diseases and (ii) abating the Chapter 11 Cases pending a determination by the District Court. On June 22, 2026, the District Court adopted the Bankruptcy Court's recommendation.  On September 22, 2026, the Committee filed a petition for a writ of mandamus asking the U.S. Court of Appeals for the Fifth Circuit to direct the District Court to vacate the order adopting the Bankruptcy Court’s recommendation.  On October 2, 2026, the U.S. Court of Appeals for the Fifth Circuit stayed the District Court proceedings and agreed to hear oral argument on December 1, 2026 regarding the Committee’s mandamus petition.  The Company supports the path forward recommended by the Bankruptcy Court in its May 14, 2025 Report and Recommendation.  The Parent Plan is subject in all respects to the resolution of the District Court proceedings, which are currently stayed pending resolution of the Committee’s mandamus petition. The Bankruptcy Court proceedings also remain abated.

In the second quarter of 2024, Oldco sold its talc assets under section 363 of the U.S. Bankruptcy Code. In addition, in the second quarter of 2024, the Company entered into a Debtor-in-Possession Credit Agreement with Oldco (the “DIP Credit Agreement”) and recorded a provision for credit loss of $30 million for the maximum principal amount under such DIP Credit Agreement. The Company amended the DIP Credit Agreement to increase the maximum principal amount available under the DIP Credit Agreement by $30 million in the second quarter of 2025 and another $2.6 million in 2026. Proceeds of the sale of Oldco’s talc assets, as well as the funds drawn by Oldco under the DIP Credit Agreement, have been and will be used to fund the Chapter 11 Cases.

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

Although the Chapter 11 Cases are progressing, it is not possible to predict how the U.S. Court of Appeals for the Fifth Circuit and the District Court will rule on the matters before them, the form of any ultimate resolution, or when an ultimate resolution might occur at this time. Accordingly, the Company is unable to estimate the possible loss or range of loss related to the amount that will be necessary to fully and finally resolve all of the Chapter 11 Debtors’ current and future talc-related claims in connection with a confirmed Chapter 11 plan of reorganization beyond the amount accrued. See Note 12 to the Condensed Consolidated Financial Statements included in this report for more information.

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

We do not enter into derivatives or other financial instruments for trading or speculative purposes. When appropriate, we enter into derivative financial instruments, such as forward exchange contracts, hedges, and interest rate swaps, to mitigate the impact of foreign exchange rate movements and interest rate movements on our operating results. The counterparties are major financial institutions. Such forward exchange contracts, hedges, and interest rate swaps would not subject us to additional risk from exchange rate or interest rate movements because gains and losses on these contracts would offset losses and gains on the assets, liabilities, and transactions being hedged.

In the second quarter of 2023, the Company entered into a floating to fixed interest rate swap for a notional amount of $150 million. This instrument matured in May 2026. In the second quarter of 2026, the Company entered into a new floating to fixed interest rate swap for a notional amount of $150 million. The fair value of this instrument at October 4, 2026 is an asset of $3.8 million.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended October 4, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

	Total		Total Number of	Dollar Value of
	Number	Average	Shares Purchased as	Shares that May
	of Shares	Price Paid	Part of the Publicly	Yet be Purchased
	Purchased	Per Share	Announced Program	Under the Program
July 6 - August 2	-	$-	1,102,129	$131,671,215
August 3 - August 30	22,671	$72.74	1,124,800	$130,022,077
August 31 - October 4	27,642	$68.64	1,152,442	$128,124,597
Total	50,313	$70.49

On October 16, 2024, the Company’s Board of Directors authorized the Company’s management to repurchase, at its discretion, up to $200 million of the Company’s shares. As of October 4, 2026, 1,152,442 shares have been repurchased under this program for $71.9 million, or an average price of approximately $62.37 per share. This authorization has no expiration date.

ITEM 3.  Default Upon Senior Securities

Not applicable.

ITEM 4.  Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Quarterly Report on Form 10-Q.

ITEM 5.  Other Information

During the three-month period ended October 4, 2026, none of our directors or executive officers adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6.  Exhibits

Exhibit No.	Exhibit Title
4.1	Indenture, dated as of October 13, 2026, by and among Minerals Technologies Inc., the subsidiary guarantors from time to time party thereto and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on October 13, 2026)
10.1	Refinancing Facility Agreement and Incremental Facility Amendment dated as of October 13, 2026, among Minerals Technologies Inc., certain subsidiaries party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 13, 2026)*
15	Letter Regarding Unaudited Interim Financial Information.
31.1	Rule 13a-14(a)/15d-14(a) Certification executed by the Company’s principal executive officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification executed by the Company’s principal financial officer.
32	Section 1350 Certifications.
95	Information concerning Mine Safety Violations
99	Risk Factors
101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contain in Exhibit 101).

*Pursuant to Item 601(a)(5) of Regulation S-K, certain exhibits and schedules to this agreement have been omitted. The registrant agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted exhibit or schedule upon request by the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Minerals Technologies Inc.

	By:	/s/ Erik C. Aldag
Erik C. Aldag
Senior Vice President, Finance and Treasury,
Chief Financial Officer

October 30, 2026